Form 10KSB40
period 1996-12-31
RACOM SYSTEMS INC
filed 1997-04-25
CIK 919941

                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 0-27646

                                RACOM SYSTEMS, INC.
                  -------------------------------------------
                     (Name of Registrant in its Charter)

          DELAWARE                                           84-1182875
---------------------------------                     ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

       6080 Greenwood Plaza Blvd.
        Greenwood Village, CO                                 80111
----------------------------------------              ---------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (303) 771-2077

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          $.01 Par Value Common Stock
                         Common Stock Purchase Warrants
                                (Title of Class)

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.            Yes      No
                              X
                   -----    -----

     As of March 31, 1997, 13,032,532 shares of the Registrant's $.01 par value Common Stock and 2,483,218 common stock purchase warrants were outstanding. As of March 31, 1997, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was approximately $8,538,750 based upon a closing bid price of $2.875 per share of Common Stock on the NASDAQ SmallCap Market.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

     The Registrant's revenues for its year ended December 31, 1996 were $2,427,285.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.
                           ----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

    The Company is a leading developer and marketer of contactless smart card systems ("Smart Card(s)" or "Smart Card System(s)") used primarily in electronic commerce. Generally the size of a credit card, Smart Cards are used in a number of consumer applications including (i) access to restricted areas (replacing keys and identification cards), (ii) public transportation fare collection (replacing bus tokens, taxi cab charge cards, airline or railway tickets), (iii) point of sale purchases (replacing cash or supplementing credit cards at cafeterias, newsstands and related point of sale locations where speed of purchase is important), and (iv) miscellaneous small monetary transactions (replacing coins and cash at parking lots, in vending machines and public telephones and the like). Smart Card technology is also used in industrial applications such as attaching a "tag" containing the Smart Card technology to a manufactured product in order to track the product from the assembly line through quality control, warehousing, inventory control, distribution and warranty.

    The Company completed an initial offering of its securtities (the "IPO") on March 12, 1997. The securities consisted of 1,500,000 units offered to the public at $4.75 per unit for net proceeds of approximately $6.0 million. Each unit consisted of one share of common stock and one common stock purchase warrant to purchase an additional share at $5.94 per share at any time until March 12, 1999.

    The Company's Smart Cards are "contactless" and therefore do not require the use of a magnetic stripe or insertion in a terminal as is required by contacted cards ("Contacted Card(s)"). Instead, the Company's Smart Card System involves direct wireless radio frequency communication between a ferroelectric random access memory ("FRAM") chip in the Smart Card and a terminal. The Company's FRAM chip does not require battery power and allows for processing the Smart Card transaction in a fraction of a second by waving the Smart Card near the terminal. Moreover, the Smart Card does not require insertion in the terminal or the use of a keypad and therefore may be used by all members of the population regardless of age or physical health and in both indoor and outdoor locations.

    For consumers and goods and services providers, the Company's Smart Cards offer the convenience and accuracy of high speed transaction processing without the requirement of carrying cash, checks or credit cards, thereby reducing the threat of theft, inventory shrinkage, and payment fraud resulting from the handling of cash or the counterfeiting of cash or credit cards. Goods and services providers do not have to risk loss resulting from
(i) accepting cash or checks which may be subsequently stolen from them after payment by consumers or (ii) accepting credit cards which may have been stolen prior to such payment. Consumer loss is limited because the Smart Card is programmed to be used to purchase only specific goods or services which is not as attractive to a thief when compared to the broader illegal uses for stolen cash, checks or credit cards. The Smart Card is designed to complement credit cards rather than replace them in that Smart Card applications involve the storage and handling of substantially more data than credit cards and can therefore be used for other applications (rather than just purchase and sale transactions) such as electronic purses, identification of the user and other portable data functions.

    The Company sells its Smart Card Systems through its own direct sales force, through a combination of joint ventures and strategic alliances and through selective licensing and distributorship arrangements and agreements with independent sales representatives in foreign countries. Since 1993, the Company has designed Smart Card Systems for over 100 customers in cities throughout the world including Singapore, Macau, Hong Kong, Tokyo, Manchester, Paris, Milan, Los Angeles, Chicago and Denver. Examples of the Company's Smart Card projects (the first three of which are discussed below as representative of the Company's projects) include the following:


USER (LOCATION)                                            DESCRIPTION OF INSTALLATION
-------------------------------------------------------    -------------------------------------------------
Chep Lap Kok International Airport--(Hong Kong)            access control, point of sale and payroll

City of Lompoc and Ventura County, California--
 (United States)                                           automatic fare collection

Lubbock International Airport--(United States)             parking facility fee collection

Chicago Transit Authority--(United States)                 automatic fare collection

Yamatake Honeywell Limited--(Japan)                        factory automation

City of Winston-Salem Transit Authority--
  (United States)                                          automatic fare collection

LWD, Inc.--(United States)                                 hazardous waste tracking

Microlise Engineering Limited--(United Kingdom)            access control

Boreal Ridge Corp.--(United States)                        maintenance tracking

Nittetsu Shoji Co., Ltd.--(Japan)                          point of sale/cafeteria and access control

ST Electronic & Engineering Limited-- (Singapore)          access control

UVM s.r.l. Ufficio Vendita Macchine--(Italy)               point of sale

Transmac Transportes Urbanos DeMacau, S.A.R.L.--(Macau)    automatic fare collection

    The Company implemented a Smart Card System at the Chep Lap Kok International Airport under construction in Hong Kong which accepts Smart Cards as a form of access by employees onto the airport site and is the only form of payment accepted at airport cafeterias, in vending machines, and at other employee facilities. The Smart Cards may be used to charge expenses to the employee's employer and offer an additional purse for the employee's own purchases.

    A Smart Card System installed by the Company in the City of Lompoc and in Ventura County, California collects bus fares using a Smart Card. Passengers purchase Smart Cards loaded with bus fares and wave the Smart Card near a terminal as they board the bus. The Company has been advised that bus dwell time has been reduced and passenger boarding has become more efficient.

    A parking facility payment system developed by the Company at Lubbock International Airport uses Smart Cards for access into parking areas and for fee collection. The Smart Card System allows parkers to enter the facility by presenting the Smart Card at the gate. When leaving, the customer again presents the Smart Card, which is debited for the parking fees. The Company has been advised that the Smart Card System has lowered overhead costs and decreased waiting times at the parking gates.

    In April 1996, the Company began customer testing a new Smart Card, designed to be used for both contacted and contactless applications. The Company believes the new Smart Card will be of interest to Smart Card System providers who wish to install contactless systems without substantially modifying their Contacted Card applications software or eliminating expensive Contacted Card terminals and related hardware.

SMART CARD INDUSTRY OVERVIEW

    Smart card products, including the Company's Smart Card (collectively referred to as "generic smart cards"), are credit card size pieces of plastic containing an integrated circuit chip ("chip") which can process and store information. Today's generic smart cards typically have the processing power of an early 1980's vintage personal computer, minus a keyboard, display and power supply. Because generic smart cards are really portable computers, they can be programmed to perform virtually any function which can be implemented by software. Generic smart cards benefit directly from ongoing advances in semiconductor technology making available continuously increasing performance and features at declining cost.

    There are two basic types of generic smart cards, memory cards and microprocessor cards, each of which can interface between the generic smart card and a terminal on a contacted or contactless basis. Memory cards are typically used to store and retrieve information only and do not have the capability of performing complex processing of information. Microprocessor cards are true

"smart" cards in that they contain a central processing unit within a chip which can perform a number of functions, including complex arithmetic operations required for security. In excess of 90% of all generic smart cards sold in 1995 were memory cards with contacted interfaces requiring alignment and insertion of the generic smart card into a terminal to complete an electrical circuit with the metal contacts on the surface of the card. While contacted generic smart cards have found broad use in high volume, cost sensitive applications such as pay phones, systems using contacted generic smart cards are expensive to maintain, less reliable and are too slow for applications such as transportation. To address the perceived shortcomings of the contacted generic smart card, a contactless generic smart card was first developed and introduced in the early 1990's.

    According to the U.S. Federal Reserve, 68% of the approximately 360 billion financial transactions completed in 1995 were for transactions of less than $2.00 each. Electronic commerce using electronic funds transfer, magnetic stripe cards and generic smart cards accounted for less than ten percent of all such transactions with an annual growth rate of seventeen percent versus one percent growth for transactions using cash, coin and checks. The Company believes that the evolution of personal computers, the Internet and generic smart cards represent technologies which will contribute to the growth of electronic commerce in the future.

    By the year 2000, over four billion generic smart cards are expected to be in circulation worldwide, up from approximately 500 million in 1996. In the United States an estimated 25 percent of households are expected to be using generic smart cards to access information from computers or television sets, to communicate by cell phones, to access healthcare and to make electronic payments. Generic smart card based phone cards are now used in over 60 countries accounting for the issuance of over 200 million such cards per year.

    According to the SMART CARD GROWTH FORECAST, by the year 2000, generic smart cards used in transportation are expected to increase from 2 million to 150 million and identity/access generic smart cards are expected to increase from 3 million to 300 million.

STRATEGY

    The Company's business strategy is to:

    CONTINUE TO DEVELOP NEW SMART CARD SYSTEMS. The Company believes it was the first to introduce contactless Smart Cards using FRAM technology and batteryless powered radio frequency communication. The Company intends to continue to design and develop Smart Card Systems in order to maintain what it believes to be its leadership in Smart Card technology. The Company's research and development efforts will focus on developing new Smart Card products for automating financial transactions and further enhancing Smart Card performance, reliability and cost effectiveness.

    EXPAND THE COMPANY'S SMART CARD SYSTEMS APPLICATIONS. The Company will seek to expand the applications for its existing Smart Card products and to develop new Smart Card products. Emphasis will be placed on developing Smart Card products outside the fare collection and access control industries, including new point of sale Smart Card products as well as expanded industrial applications.

    GROW REVENUES THROUGH STRATEGIC ALLIANCES, JOINT VENTURES AND SELECTIVE LICENSING. The Company will continue to pursue strategic alliances, joint ventures and licensing agreements with firms such as Nippon Steel Information and Communication Systems, Inc., Perot Systems Corporation, General Signal, Inc. and Rohm Co., Ltd. in order to gain access to new markets. The Company will also continue to license its technology in order to generate revenue from operations, develop royalty income and gain access to the manufacturing facilities and complimentary technologies of its licensees.

    EMPHASIZE MARKETING OF THE COMPANY'S SMART CARD PRODUCTS IN NORTH AMERICA. Although the Smart Card market, as well as the Company's own marketing efforts, has generally been focused on Europe and Asia, the Company will seek to participate in new Smart Card projects being developed in such North American cities as Los Angeles, San Francisco and Seattle. In order to enhance the Company's efforts in the North American market, the Company recently reorganized its North American sales activities along industry market segments including (i) transportation, (ii) automation and control in industrial applications, and (iii) point of sale for entertainment and leisure.

    CONTINUE TO OUTSOURCE MANUFACTURING TO CONTROL FIXED COSTS. Since inception, the Company has subcontracted substantially all of its manufacturing operations. The Company will continue to contract with third parties to manufacture the Company's Smart Card products in order to avoid capital intensive investments and to focus the Company's limited resources on new product applications and software development.

MARKETING

    The Company sells its Smart Card Systems through its direct sales force based at its corporate headquarters in Greenwood Village, Colorado, through a combination of joint ventures and strategic alliances and through selective licensing and distributorship arrangements and agreements with independent sales representatives in foreign countries.

    In North America, the Company's direct sales force is organized by market segment with primary emphasis on the transportation industry and to a lesser extent industrial applications, health care and entertainment and leisure. At December 31, 1996, the Company's direct sales force included nine full-time employees.

    Examples of the Company's joint ventures and strategic alliances include (i) the Company's arrangement with Perot Systems Corporation and the GFI-GENFARE unit of General Signal, Inc. to develop automatic fare collection systems and services for public transportation projects in North America which combine the subsystems of each company, and (ii) a joint product development agreement with Rohm Co., Ltd. ("Rohm") to design custom FRAM based Smart Card products solely in Japan.

    In Japan, the Company has formed Racom Japan, Inc. ("RJ"), a joint venture based in Tokyo, with Nittetsu Shoji Co., Ltd. ("NS"), a subsidiary of Nippon Steel Information and Communication Systems, Inc., to market and sell the Company's Smart Card Systems in Japan. RJ is 40% owned by the Company and acts as the exclusive distributor in Japan of certain of the Company's Smart Card products.

    In France, the Company has entered into a non-exclusive distribution agreement with Bull CP8, a division of Group Bull. Bull CP8 distributes the Company's Smart Card products worldwide, with emphasis on the European market.

    In Canada, Mexico, Germany, Italy, the Netherlands, the United Kingdom and South America, the Company uses commissioned independent sales representatives.

    The Company also markets its Smart Card Systems through participation in trade shows, publication of trade articles, participation in industry forums and technological standard-setting organizations, and through distribution of sales literature. The Company encourages customer referrals and has used certain customer Smart Card installations as demonstration sites for its Smart Card products. The Company has also established an Internet web site and e-mail capabilities.

    Two customers (Racom Japan and Transmac) accounted for 10% or more of the Company's net product sales for year ended December 31, 1996; three customers (Bull CP8, Impulse Enterprises, Inc. and Echelon Industries, Inc.) accounted for 10% or more of such product sales for the year ended December 31, 1995; and three customers (Intag International, Inc., Deutsche Aerospace AG and Nittetsu Shoji Co., Ltd.) accounted for 10% or more of such product sales for the year ended December 31, 1994.

    The selling process for the Company's Smart Card Systems often involves a team comprised of individuals from the Company's sales, marketing, engineering and operations departments as well as senior management. Teams frequently engage in combined sales efforts directed toward a variety of customers such as systems integrators, financial services providers and end users. The selling period often exceeds a year because some customers require Smart Card Systems to be tested against various performance standards and competitive products. The Company is also frequently required to complete field trials of its Smart Card Systems as a pre-condition to purchase.

MANUFACTURING AND ASSEMBLY

    The Company's manufacturing and assembly operations consist primarily of final assembly, test, burn-in and quality control of Smart Card terminals as well as programming, testing and quality control of the Smart Cards themselves (and tags in the case of industrial applications). The Company subcontracts assembly of Smart Cards, terminals and card lamination to multiple United States, Japanese, and Asian based companies who specialize in this kind of contract work. Should production volumes increase, the Company intends to consolidate its outside contract manufacturing in order to gain greater economies of scale and to better control product quality. The Company's current capacity through its contract manufacturers is approximately 25,000 Smart Cards/tags and 200 terminals per month. The Company also operates its own prototype Smart Card manufacturing facility to support new product introductions and lower volume customer requirements.

    The Company purchases a wide variety of electrical and mechanical components as well as sub-assemblies for integration into the Company's Smart Card Systems. With two notable exceptions, most materials are available from several supply sources. The FRAM chips used in the Company's Smart Cards and tags are currently supplied by two sources, Ramtron located in Colorado Springs, Colorado, and Rohm located in Kyoto, Japan. Ramtron and Rohm own 36.8% and 3.8%, respectively, of the Company's Common Stock. By 1998, the Company expects that two additional semiconductor manufacturers will be available to supply the Company's FRAM chips. The Company is dependent on maintaining at least one reliable source of supply for its FRAM chips and its business would be materially adversely affected if no such source were available. Currently, all of the Company's terminals include a component manufactured by only one United States company. If necessary, the Company could redesign its terminals to use a similar component available from other semiconductor manufacturers, although such a redesign would be time-consuming and expensive and would adversely affect the Company's operations.

COMPETITION

    The market for Smart Card products is new, intensely competitive, quickly evolving and subject to rapid technological change. Competitors may develop superior products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's Smart Card will not be rendered obsolete by changing technology or new industry standards. The Company expects competition to persist and increase in the future. The Company's current and potential competitors are primarily subsidiaries of multinational companies with established Contacted Card and contactless Smart Card businesses who have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. This intense level of competition could materially adversely affect the Company's future business, operating results and financial condition.

    Competitive factors in the industry include transaction speed, the extent and flexibility of Smart Card memory, reliability, transaction accuracy and cost, all of which are discussed below. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. Many of the Company's competitors have the financial resources necessary to enable them to withstand substantial price and product competition, which are expected to increase, and to implement extensive advertising and promotional programs, both generally and in response to efforts by other competitors to enter into existing markets or introduce new products. The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the Smart Card industry, including new products which may be introduced, changes in customer preferences, demographic trends, pricing strategies by competitors and consolidation in the industry where smaller companies with leading edge technologies may be acquired by larger multinational companies.

    Contacted Cards represent the Company's primary competition in electronic commerce applications. Contacted Card competitors include such multinational firms as Gemplus, Schlumberger and Group Bull. The Company believes that it is able to compete favorably against Contacted Cards because the Company's contactless Smart Cards (i) operate at higher speeds, (ii) do not require the time and effort involved in inserting the Smart Card in a terminal or removing the Smart Card from a wallet or purse, (iii) use reliable solid state electronics with no moving parts, exposed contact points or magnetic stripes which can be erased by a magnetic field, and (iv) are lower in cost over the product life.

    The Company also competes against contactless Smart Cards designed by Philips GmbH, Sony Corporation, Gemplus and Micron Communications, Inc., which use contactless technologies other than the Company's FRAM technology. The Company believes that its Smart Cards compete favorably against these other contactless technologies because the Company's contactless Smart Cards operate at higher speeds and do not require batteries for power.

    The Company's Smart Cards are priced at parity with competitors' contactless Smart Card products but sell at a premium to Contacted Cards. The Company expects, but cannot assure, that its Smart Card manufacturing costs will diminish as anticipated volumes increase and as other semiconductor manufacturers begin to offer FRAM chips for use in the Company's Smart Cards.

    Recently, Matsushita Electronics Corporation ("Matsushita"), a multinational semiconductor manufacturer, announced it intends to market a ferroelectric chip-based Smart Card which will also communicate by radio frequency. The Company believes that Matsushita's initial Smart Cards will offer smaller memories than those of the Company, but there can be no assurance that the introduction of these competitive Smart Cards (anticipated in Spring 1997) will not materially adversely affect the Company's operations.

REGULATION

    The Company's Smart Card products use radio frequency communications and other technologies which make them subject to regulation by the Federal Communications Commission ("FCC") in the United States and to export licensing by the United States Government when sold internationally. Smart Card products are subject to similar regulation by some foreign governments for use within their countries. All of the Company's products currently comply with FCC regulations, similar regulations of the foreign countries in which the Company sells its products and United States export license requirements. Future compliance with FCC regulations, similar regulations in foreign countries and United States export license requirements may be costly and time-consuming. Moreover, a failure to comply with such regulations and requirements could result in the Company being denied the right to sell its Smart Card products in the jurisdiction of non-compliance.

    Market needs and competitive pressures will require that the Company's products contain certain regulated cryptographic algorithms in order to protect information and cash substitutes stored in the Smart Cards. Export, import and usage of such cryptographic algorithms is covered by a large and rapidly changing body of regulations in the United States.

    Contactless Smart Cards and terminal devices produced by the Company emit radio frequency energy in order to function. Such emissions are governed by federal and other regulations in most countries including the United States. The Company's products currently comply with United States regulations. While similar regulations exist in most countries where sales of the Company's products are anticipated, regulations can vary significantly from country to country and can change frequently. Approvals can only be obtained after product development is complete and therefore variations with United States regulations or significant changes in each country's regulations could hinder product sales to that country and thereby adversely affect the Company's business and operating results.

    Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases which may be used in the Company's present or future assembly processes. Moreover, changes in such environmental rules and regulations may require the Company to invest in capital equipment and implement compliance programs in the future. Any failure by the Company to comply with environmental rules and regulations, including the discharge of hazardous substances, could subject it to serious liabilities and could materially adversely affect its operations.

PATENTS AND TRADE SECRETS

    The Company relies on its own patents, trade secrets and copyrights as well as the patents, trade secrets and copyrights of its licensors to protect its Smart Card technology. Due to rapid changes in the generic smart card industry, the Company believes that development of trade secrets and unpatented proprietary knowledge in connection with new products and technologies are generally as important as patent and copyright protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and copyrights on certain of its Smart Card technologies and will continue to aggressively pursue patents and copyrights when available. To date, the Company has been awarded six United States patents and is pursuing additional patents, both in the U.S. and in certain foreign countries.

    There can be no assurance that any of the Company's future patent applications will be granted, that any current or future patent or patent application will provide significant protection for the Company's products or technology, be of commercial benefit to the Company, or that the validity of such patents or patent applications will not be challenged. Moreover, there can be no assurance that foreign patent, trade secret or copyright laws will protect the Company's technologies or that the Company will not be vulnerable to competitors who attempt to copy or use the Company's Smart Card products or processes.

    The Company has a license with certain exclusive rights, including the right to grant a limited number of sublicenses, to use Ramtron's FRAM chip technology, patents and improvements specifically for the development, manufacture and sale of radio frequency identification devices, including the Company's contactless Smart Cards. The exclusive provisions of the Company's license with Ramtron become non-exclusive on January 1, 2006. The Company may in the future agree with Ramtron to further amend the Technology License, although there are no such agreements currently.

EMPLOYEES

    The Company employs an aggregate of 26 employees, including its five salaried executive officers, and believes its relations with its employees are satisfactory.

LITIGATION

     None.

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

    The Company's headquarters are located in an 8,900 square foot leased facility in Greenwood Village, Colorado, a suburb of Denver, Colorado. The current lease (with a nonaffiliated landlord) requires a base monthly rental of $8,419 and expires in November 1998. The Company has the right to renew the lease for an additional three years at then-current rental market rates on 180 days prior written notice to the landlord. The Company has no rights of first refusal or purchase options under the lease. The base rental may be increased during the term of the lease to reflect the Company's share of any increases in specified operating expenses for the facility, such as real estate taxes, insurance, utilities and the like. The Company believes its existing facility is adequate for its current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------- --------------------------------------------------------

         The Company's Common Stock has traded on the Small Cap Market under the symbol "RCOM" since March 13, 1997.

         The following table sets forth for the quarters indicated the range of high and low bid prices of the Company's Common Stock as reported by the Small Cap Market but does not include retail markup, markdown or commissions.

                                          Price
                                     -----------------
By Quarter Ended:                     High       Low
-----------------                    ------     ------

March 31, 1997                       $4.125     $2.500

     As of March 31, 1997, the Company had approximately 1,070 record and beneficial stockholders.

Dividend Policy

     The Company has not paid cash dividends on its Common Stock in the past and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
-------- --------------------------------------------------

GENERAL

     The Company is a leading developer and marketer of contactless smart card systems ("Smart Card(s)" or "Smart Card System(s)") used primarily in electronic commerce. Generally the size of a credit card, Smart Cards are used in a number of consumer applications including (i) access to restricted areas (replacing keys and identification cards), (ii) public transportation fare collection (replacing bus tokens, taxi cab charge cards, airline or railway tickets and the like), (iii) point of sale purchases (replacing cash or credit cards at cafeterias, newsstands and related point of sale locations where speed of purchase is important), and (iv) miscellaneous small monetary transactions (replacing coins and cash at parking lots, in vending machines and public telephones, etc.). Smart Card technology is also used in industrial applications by attaching a "tag" containing the Smart Card technology to the manufactured product in order to track the product from the assembly line through quality control, warehousing, inventory control, distribution and warranty.

     The Company principally generates revenues from licensing, fee based custom product development projects and sale of its Smart Card products. In the future, the Company anticipates that a substantial portion of its revenues will be generated from custom product development projects and the sale of its Smart Card products. For instance, revenues from one licensing transaction (which involved the sale of a FRAM technology license to Racom Japan, a joint venture with Nittetsu Shoji Co., Ltd. of Japan and the subsequent sublicensing of the technology to an unrelated Japanese company) and one product development contract (which involved the development for Bull CP8, a division of Group Bull, of a Smart Card which can be used as a contacted or contactless card), represented 59.0% and 24.7%, respectively, of the Company's revenues for the year ended December 31, 1996. See "--Year Ended December 31, 1996 Compared to Year Ended December 31, 1995--Revenues" and "Business--Current Operations" for a discussion of both the licensing transaction and the product development project. If the Company is unable to continually replace larger custom product development projects as these projects are completed, its operations will be adversely affected. Custom product development projects are billed in stages based on certain agreed upon performance milestones. Accordingly, financial results for any calendar quarter may fluctuate widely depending on the stage of a custom product development project or the amount of licensing payments in a particular quarter.

     As reflected in the Company's Financial Statements, the Company has generated substantial operating losses since inception and has yet to generate sufficient revenues to fund its operations. To date, the Company has completed a series of smaller scale projects; however, the Company has not yet completed a significant number of larger projects, and as a result, it is uncertain whether the Company will be able to successfully market and sell its Smart Card products in sufficient quantities and at sufficient prices and volumes to fund its operations. During 1995 and 1996, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the sale of nonexclusive sublicenses to its technology, through proceeds from the sale of its Common Stock, through bridge loan borrowings and through borrowings from affiliates.

     During 1997, the Company anticipates that increased operating revenues will be achieved through a combination of product sales, custom product development projects and the sale of non-exclusive licenses. In addition, the Company anticipates incurring increased operating and research and development expenditures in order to further develop and market its Smart Card products.

     All of the Company's custom product development revenues for the years ended December 31, 1995 and 1994 were the result of a development contract with Nippon Steel Information and Communications Systems, Inc. All custom product development revenues for the year ended December 31, 1996 were the result of a development contract with Bull CP8, a division of Group Bull. For the years ended December 31, 1996, 1995 and 1994, two customers, three customers and three customers, respectively, accounted for 10% or more of the Company's revenues. See "Item 1--Marketing."

     Prospective investors should carefully consider the following information as well as other information contained in this Report before making an investment in the Common Stock. Information contained in this Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Item 1--Strategy." No assurance can be given that the future results covered by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

                                                         YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------
                                             1996         1995         1994         1993
                                          -----------  -----------  -----------  -----------
Revenue.................................   100.0%       100.0%       100.0%       100.0%
Cost of revenues........................    43.3%        56.3%        50.0%        22.9%
Gross margin............................    56.7%        43.7%        50.0%        77.1%
Research and development expenses.......    20.8%        91.4%       244.6%       477.4%
General and administrative expenses.....    34.4%       109.2%       350.8%       449.7%
Sales and marketing expenses............    35.8%        61.7%       138.8%       214.6%
Equity in loss of joint venture.........     8.6%        13.9%        37.8%          --%
Amortization expense....................     7.5%        14.7%        34.6%       106.4%
Loss from operations....................   (50.4)%     (247.2)%     (756.6)%   (1,171.0)%
Other income (expense)..................    (3.3)%       (3.5)%     (224.9)%        8.9%
Net loss................................   (53.7)%     (250.7)%     (981.5)%   (1,162.1)%


YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

     REVENUES. Revenues increased 111.5% to $2,427,285 for the year ended December 31, 1996 from $1,147,915 for the year ended December 31, 1995. This increase reflects the initial payment and completion of one milestone under a custom product development contract totaling $600,000 and recognition of revenues on a license from Racom Japan ("RJ"), the Company's joint venture with Nittetsu Shoji Co., Ltd. ("NS"), for the manufacture and sale of FRAM based radio frequency products in Japan of $537,031. The amount received for the license was $933,968. At the time of sale, the Company owned a 50% interest in RJ and, accordingly, 50% of this amount (representing the Company's intercompany profit due to its 50% equity ownership in RJ on the date of the sublicense) was deferred and is being recognized over the life of the related technology license asset owned by RJ, which is five years, commencing on the date of sale, of which $70,047 had been recognized as of December 31, 1996. During the year ended December 31, 1996, the Company consented to RJ entering into a custom product development project with a Japanese company, pursuant to the technology license discussed above, under which the Company is entitled to 50% of all sublicense revenue earned by RJ. This sublicense resulted in the Company recognizing $893,909 in additional licensing revenues. See "Item 12".


     COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin increased to 56.7% in 1996 from 43.7% in 1995. The gross margin is primarily a result of license revenues which have no associated cost of revenues. The Company has not generated high profit margins on product sales in part because of competition the Company encounters with Contacted Cards which typically are sold at a lower price than the Company's Smart Cards. The Company expects to be able to lower its prices to compete more directly in price with Contacted Card products as it builds manufacturing volumes for its Smart Cards and ferroelectric technology becomes available from additional licensed semiconductor manufacturers. Cost of revenues for 1996 also includes $521,540 of costs associated with a custom product development project.

     RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D decreased 51.8% to $505,266 in 1996 from $1,049,162 in 1995. R&D efforts relating to the Company's Smart Card expanded significantly in 1995 and continued through 1996. During 1996, the Company began work on a joint development project with Bull CP8. Engineering personnel resources and development costs totaling $388,158 were directly related to the project and are included in cost of revenues for 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A decreased 33.5% to $833,879 for 1996 from $1,253,252 for 1995. For 1995, the Company incurred salary, travel and consulting expenses of approximately $465,000 including $105,848 of consolidated expenses of ISI which was sold in June 1995. In addition, the Company's legal fees decreased approximately $76,000 between the years. Finally, the Company eliminated monthly fee payments to directors in early 1995, resulting in a decrease of expenses of $12,000.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 22.7% to $869,401 in 1996 from $708,566 in 1995. This increase is due to the hiring of the Vice President of Product Development in June 1996. The Company also increased its travel spending in conjunction with sales activities by approximately $30,000 between years. Additionally, the Company paid $5,000 per month beginning in July 1995 for consulting fees related to developing its products for use in the airline industry.

     EQUITY IN LOSS OF JOINT VENTURE. The Company currently owns 40% of RJ, decreased from 50% as of March 29, 1996. RJ was formed in 1993 for the purpose of marketing, distributing and supporting the Company's Smart Card products to be sold in Japan. The Company accounts for its investment on the equity method and has recorded its share of RJ's losses in its financial statements to the extent of capital invested in RJ by the Company. The equity in the losses of RJ increased 31.3% in 1996 to $209,248 from $159,403 in 1995. In early 1996, the
Company and NS invested an additional $466,984 each in RJ. Subsequently, third parties also invested in RJ reducing the Company's ownership to 40%. During 1995, the Company's portion of the net losses in RJ exceeded the carrying value of the investment. During 1996, the Company recognized $141,953 of previously unrecognized losses from the prior year in excess of its investment through December 31, 1995. RJ's losses were primarily related to ongoing research and development activities as well as longer sales cycles and trial tests demanded by Japanese customers.

    AMORTIZATION EXPENSE. The Company's primary asset is a technology license ("Technology License") related to the design and manufacture of its Smart Card products. The Company originally purchased the technology from Ramtron pursuant to a technology license agreement (See "Item 12") for $2,000,000 in cash and 2,000,000 shares of the Company's Common Stock. The technology license was recorded at the original cash acquisition cost of $2,000,000. In 1995, the Company acquired certain additional rights with respect to the technology. The net cost of obtaining the additional rights was $400,000 and was capitalized in 1995. The asset is amortized over its estimated useful life on a straight line basis.

     OTHER INCOME (EXPENSE). During 1996, the Company incurred $64,400 in interest expense on various notes payable to Intag International Limited ("Intag") and Ramtron. The notes are due on demand and bear annual interest of 10% and prime plus 2%, respectively. The Company also recorded $28,367 in exchange rate losses due to exchange rate fluctuations at the end of the year related to the license revenue receivable due from RJ. Other income and expense in 1995 primarily included $143,645 in interest expense related to the notes payable to Intag, a $170,647 gain on the sale of Intag Systems, Inc., a wholly-owned subsidiary ("ISI") to Intag, and $70,000 in taxes withheld by Australia and Japan related to the foreign licensing revenues earned by the Company.

     NET LOSS. The Company is a C Corporation under the Internal Revenue Code and for income tax reporting purposes as of December 31, 1996, has approximately $9,600,000 of net operating loss carryforwards that expire at various dates through the year 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to the Company in any given year if certain events occur, including significant changes in ownership interests.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    The results of operations for the year ended December 31, 1994 consolidate ISI, which was formed in October, 1994, had limited operations and generated no significant revenues from its inception until its sale to Intag in June, 1995.

    REVENUES. Revenues increased 223.7% to $1,147,915 for the year ended December 31, 1995 ("1995") from $354,586 for the year ended December 31, 1994 ("1994"). This increase reflects the completion of a development contract of $90,000, initial payments of $500,000 on the sale of a license to Rohm for the manufacture and sale of FRAM based radio frequency products in Japan only and increased sales of the Company's Smart Card products.

    COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin decreased to 43.7% in 1995 from 50.0% in 1994. During 1995, the gross margin is primarily a result of the license revenues which have no associated cost of revenues. The Company has not generated high profit margins on product sales. Additionally, the Company incurred increased manufacturing overhead as it hired the Director of Manufacturing and Quality during 1995.

    RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D increased 21.0% to $1,049,162 in 1995 from $867,237 in 1994. R&D efforts relating to the Company's Smart Card products significantly expanded in 1995, and efforts relating to the Company's newer Smart Card products began in 1995. Additionally, the Company incurred $182,000 in development costs related to a joint development project with a related party. (See Item 12)

    GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A was consistent between 1995 and 1994, with expenses of $1,253,252 and $1,244,016 in each year, respectively. Salaries and wages increased as a result of the hiring of a Chief Financial Officer in April 1994 and an Accounting Manager in July 1994. Consulting and professional fees decreased between 1995 and 1994 upon the resignation of the Company's former Chairman.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 44.0% to $708,566 in 1995 from $492,053 in 1994. The increase was attributable to the hiring of a Vice President of Sales and Marketing and a Marketing/Communications manager in late 1994. Marketing efforts were expanded through trade shows, public relations efforts, the establishment of an Internet web site and e-mail capability.

    EQUITY IN LOSS OF JOINT VENTURE. The Company's equity in the losses of RJ were consistent between 1995 and 1994 with equity in losses of RJ of $159,403 and $133,862, respectively. As of December 31, 1995, the Company's unrecognized share of RJ's losses in excess of its investment was $141,953. RJ's losses increased 125.1% as a result of operations including expanded research and development as well as sales and marketing activities. RJ began operations in 1994.

    AMORTIZATION EXPENSE. As discussed above, the Company's cash acquisition cost of the Technology License is amortized over its estimated useful life on a straight line basis.

    OTHER INCOME (EXPENSE). In 1995, other income and expense included $143,645 in interest expense related to the notes payable to Intag, $170,647 gain on the sale of ISI to Intag and $70,000 in taxes withheld by Australia and Japan related to the foreign licensing revenues earned by the Company. Other income and expense in 1994 included $108,864 in interest expense on notes payable to Intag. 1994 also included a bad debt write off of $753,317 from a note receivable from a related party. In February 1995, Concord Services, Inc. ("CSI"), a corporation owned by a significant stockholder of Ramtron, filed for protection under Chapter 11 of the United States Bankruptcy Code. Prior to the bankruptcy filing, the Company had numerous transactions with CSI, including advances to and repayments from CSI under the terms of various secured note agreements. Under United States bankruptcy laws, certain repayments received by the Company may have been deemed to be preferential transfers. If such repayments had been deemed to be preferential transfers and subject to any defenses or counterclaims of the Company, the Company could have been required to repay certain material amounts. During 1996, the Company returned the security granted under the notes in consideration for the bankruptcy court releasing the Company from any potential claims for preferential transfer.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

    The results of operations for the year ended December 31, 1994 consolidate the wholly owned subsidiary, ISI. The subsidiary was formed on October 17, 1994. The subsidiary had limited operations and generated no significant revenues from its inception until its sale to Intag on June 30, 1995.

    REVENUES. Revenues increased 207.2% to $354,586 for the year ended December 31, 1994 ("1994") from $115,412 for the year ended December 31, 1993 ("1993").
This increase reflects the initial payment on a development contract of $45,000 and the introduction to the market of the Company's second generation Smart Card products.

    COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin decreased to 50.0% in 1994 from 77.1% in 1993. The decrease is primarily due to the increased production costs of newer Smart Card products. Additionally, the Company expanded its manufacturing capabilities during 1994 by adding two manufacturing technicians and increasing the lab facilities. License revenues and custom product development projects were not material during 1994 and 1993.

    RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D increased 57.4% to $867,237 in 1994 from $550,988 in 1993. R&D efforts relating to the Company's Smart Card products began in 1994 and included the hiring of several engineers. The Company also incurred $256,298 for consulting and professional fees.

    GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A increased 139.7% to $1,244,016 in 1994 from $519,024 in 1993. During 1994, the Company incurred approximately $640,000 in consulting, management and professional fees and hired a Chief Financial Officer and an accounting manager.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 98.7% to $492,053 in 1994 from $247,654 in 1993. The increase was partially attributable to the hiring of a Director of Sales in late 1993. The Company also hired a marketing/communications manager and two sales managers and expanded its sales and marketing efforts through trade shows, magazine articles, and the product data sheets. Travel expenses increased as a result of increased product inquiries.

    EQUITY IN LOSS OF JOINT VENTURE. The Company made its initial investment in RJ in 1993. The operations of RJ were not material until 1994, when the Company recognized its equity in the losses of RJ of $133,862.

    AMORTIZATION EXPENSE. As discussed above, the Company's cash acquisition cost of the Technology License is amortized over its estimated useful life on a straight line basis.

    OTHER INCOME (EXPENSE). Other income and expense in 1994 primarily included the bad debt write off of $753,317 described above and $108,864 in interest expense on notes payable to Intag. In 1993, the other income and expense included $8,768 in interest expense related to the notes payable to Intag, and $19,117 in interest income on notes receivable and other income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary need for capital has been to finance expansion of research and development of new Smart Card products, sales and marketing of its products and operations. Annual product revenues growth has been limited due to limited financial resources and an inability to expand receivables, build inventory and effectively sell and market Smart Card products. The following table sets forth for the periods presented certain items from the Statement of Cash Flows of the Company.

                                                             YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------
                                                  1996          1995           1994          1993
                                               ---------    -----------    -----------    -----------
Net Cash used in Operating Activities......    $(736,852)   $(2,089,990)   $(2,410,354)   $(1,161,243)
Net Cash used in Investing Activities......     (491,959)       (25,410)    (1,779,133)      (130,197)
Net Cash provided by Financing Activities..    1,030,578      2,399,160      4,358,089      1,222,531

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    OPERATING ACTIVITIES. Net cash used in operations decreased to $736,852 in 1996 from $2,089,990 in 1995. This is a result of the improved operating results (see "Results of Operations") in addition to the funding of approximately $279,561 of the Company's FRAM chip purchases by Ramtron.

    INVESTING ACTIVITIES. Net cash used in investing activities increased to $491,959 in 1996 from $25,410 in 1995. During 1996, the Company invested an additional $466,984 in RJ and $25,572 in fixed assets. In 1995, the Company increased its investment in the Ramtron technology license by $400,000, purchased $63,440 in fixed assets, and received $237,116 from a related party on repayments of notes receivable. The Company also received $200,000 from Intag for a technology sublicense.

    FINANCING ACTIVITIES. Net cash provided by financing activities decreased to $1,030,578 in 1996 from $2,399,160 in 1995. During 1996, the Company borrowed $90,000 and $170,000 (net of repayments) from Ramtron and Intag, respectively. Additionally, in December 1996, the Company completed the borrowing of an aggregate of $1,040,000 from a group of lenders (the "Bridge Loan(s)") evidenced by promissory notes bearing interest at 2% over the prime interest rate and due the earlier of December 1997 or the closing date of the IPO. As additional consideration for the Bridge Loans, the Company issued one Bridge Warrant for each $4.00 loaned to the Company or a total of 260,000 Bridge Warrants. Each Bridge Warrant entitles the holder to purchase one share of Common Stock at $5.94 per share for a period of two years from March 12, 1997. The Bridge Warrants and the Common Stock underlying the Bridge Warrants were registered by the IPO. The Company incurred $106,587 and $161,948 in 1996 for debt issuance costs related to the Bridge Loan financing and costs related to the IPO, respectively. During 1995, the Company sold 500,000 shares of its Common Stock at $3.00 per share. Also, the Company borrowed $900,000 (net of repayments) from Intag on short term convertible notes bearing interest at 10% during 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    OPERATING ACTIVITIES. Net cash used in operations decreased to $2,089,990 for the year ended December 31, 1995 ("1995") from $2,410,354 for the year ended December 31, 1994 ("1994"). The decrease is consistent with the improved operating results (see "Results of Operations"). Similar to 1996, Ramtron funded the Company's FRAM chip purchases during 1995, increasing related party payables by $193,253.

    INVESTING ACTIVITIES. Net cash used in investing activities decreased to $25,410 in 1995 from $1,779,133 in 1994. In 1995, the Company increased its investment in the Ramtron technology license $400,000, purchased $63,440 in fixed assets, received $200,000 from Intag on sublicense revenues and received $237,116 on repayments of notes receivable. In 1994, the Company increased its investment in RJ by $153,000, purchased fixed assets related to its facilities expansion of $236,225, made a deposit of $400,000 with Intag on a technology license and loaned $990,433 (net of repayments) to a related party.

    FINANCING ACTIVITIES. Net cash provided by financing activities decreased to $2,399,160 in 1995 from $4,358,089 in 1994. During 1995, the Company sold
500,000 shares of its Common Stock at $3.00 per share. Also, the Company borrowed $900,000 (net of repayments) from Intag on short term convertible notes bearing interest at 10%. During 1994, the Company completed a private placement of 970,000 shares of its Common Stock at $2.50 per share, for net proceeds of $2,154,118, borrowed $1,203,971 (net of repayments) from Intag and received $1,000,000 on a deposit for a technology license from Intag.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

    OPERATING ACTIVITIES. Net cash used in operations increased to $2,410,354 for the year ended December 31, 1994 ("1994") from $1,161,243 for the year ended December 31, 1993 ("1993") The increase is consistent with increased operations in terms of labor costs, consulting and professional fees, production and marketing of the Company's Smart Card products.

    INVESTING ACTIVITIES. Net cash used in investing activities increased to $1,779,133 in 1994 from $130,197 in 1993. In 1994, the Company increased its investment in RJ in Japan by $153,000, purchased fixed assets related to its facilities expansion of $236,225, made a deposit of $400,000 with Intag on a technology license and loaned $990,433 (net of repayments) to a related party. In 1993, the Company made its initial investment in RJ in Japan of $140,265, purchased fixed assets totaling $43,959 and received $54,027 on loans made to a related party.

    FINANCING ACTIVITIES. Net cash provided by financing activities increased to $4,358,089 in 1994 from $1,222,531 in 1993. During 1994, the Company successfully completed a private placement of 970,000 shares of its Common Stock at $2.50 per share, for net proceeds of $2,154,118, borrowed $1,203,971 (net of repayments) from Intag and received $1,000,000 on a deposit for a technology license from Intag. In 1993, the Company borrowed $497,531 from Intag and received $725,000 on the sales of its Common Stock.

    The Company currently has minimal capital expenditure requirements. Management plans to continue to outsource substantially all of its manufacturing operations for the foreseeable future. Management believes that the Company's cash reserves and the net proceeds of the IPO are sufficient to fund its cash requirements for the next 12 months. If and only if such funds are insufficient to satisfy the Company's needs will the Company seek to offer additional equity or debt securities or obtain new credit facilities. The Company has no current intention to seek any such financings. The sale of additional equity securities will result in dilution to the Company's stockholders and the sale of debt securities will involve ongoing interest expense and the risk of loss of assets if such debt is not repaid.

    The Company completed an initial offering of its securtities (the "IPO") on March 12, 1997. The securities consisted of 1,500,000 units offered to the public at $4.75 per unit for net proceeds of approximately $6.0 million. Each unit consisted of one share of common stock and one common stock purchase warrant to purchase an additional share at $5.94 per share at any time until March 12, 1999.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

                               RACOM SYSTEMS, INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants.................................  F-2

Balance Sheets as of December 31, 1995 and 1996..........................  F-4

Statements of Operations for the Years Ended December 31, 1995 and 1996..  F-6

Statements of Stockholders' Equity for the Years Ended December 31,
 1994, 1995 and 1996.....................................................  F-7

Statements of Cash Flows for the Years Ended December 31, 1995 and 1996..  F-8

Notes to Financial Statements............................................ F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Racom Systems, Inc.:

    We have audited the accompanying balance sheets of RACOM SYSTEMS, INC. (a Delaware corporation) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Racom Systems, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated significant operating losses and operating cash flow deficits since inception which raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado,
February 19, 1997.

                      (This page intentionally left blank)

                              RACOM SYSTEMS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                             DECEMBER 31,
                                                      -----------------------
                                                         1995          1996
                                                      ----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents.........................  $  512,435  $   314,202
  Accounts receivable--
    Trade...........................................     158,191       79,201
    Related parties (Note 8)........................      28,090       33,558
  Inventory (Note 3)................................     221,694      428,401
    License revenue receivable--related
     party (Note 6).................................          --      646,162
                                                      ----------  -----------
      Total current assets..........................     920,410    1,501,524
                                                      ----------  -----------
PROPERTY AND EQUIPMENT, at cost (Note 3):
  Machinery and equipment...........................     327,337      351,120
  Furniture and fixtures............................      56,704       56,801
  Leasehold improvements............................       3,328        3,328
                                                      ----------  -----------
                                                         387,369      411,249
  Less--Accumulated depreciation....................    (157,475)    (260,364)
                                                      ----------  -----------
                                                         229,894      150,885
                                                      ----------  -----------
INVESTMENT IN JOINT VENTURE (Note 4)................          --      257,736
                                                      ----------  -----------
OTHER ASSETS (Notes 2, 3 and 6):
  Technology license from related party, net of
   accumulated amortization of $517,646 and
   $684,898, respectively...........................   1,882,354    1,715,102
  Organization costs, net of
   accumulated amortization of $19,727
   and $24,873, respectively........................       6,003          857
  Deferred offering costs...........................          --      161,948
  Debt issuance costs, net of accumulated
   amortization of $0 and $8,788, respectively......          --       97,799
                                                      ----------   ----------
                                                       1,888,357    1,975,706
                                                      ----------   ----------
                                                      $3,038,661   $3,885,851
                                                      ----------   ----------
                                                      ----------   ----------

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                              RACOM SYSTEMS, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             DECEMBER 31,
                                                      -----------------------
                                                         1995          1996
                                                    -----------  ------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities......... $   398,200  $   631,425
  Accounts payable--related parties (Note 8).......     392,167      552,298
  Current portion of deferred license
   revenue--related party (Notes 3, 4 and 6).......          --       93,397
  Notes and interest payable--related parties
   (Note 8)........................................     707,975    1,029,596
  Bridge notes payable (Note 9)....................          --    1,040,000
  Capital lease obligation.........................       2,218        1,331
                                                     ----------   ----------
    Total current liabilities......................   1,500,560    3,348,047
                                                     ----------   ----------
DEFERRED LICENSE REVENUE--RELATED PARTY
  (Notes 3, 4 and 6)...............................          --      303,540

COMMITMENTS AND CONTINGENCIES
  (Notes 2, 8, 10, 12 and 13)......................

STOCKHOLDERS' EQUITY (Notes 5 and 6):
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued or outstanding.....          --           --
  Common stock, $.01 par value, 20,000,000
   shares authorized, 11,532,532 shares issued
   and outstanding.................................     115,325       115,325
  Additional paid-in capital.......................  10,272,591    10,272,591
  Accumulated deficit..............................  (8,849,815)  (10,153,652)
                                                    -----------  ------------
    Total stockholders' equity.....................   1,538,101       234,264
                                                    -----------  ------------
                                                    $ 3,038,661  $  3,885,851
                                                    -----------  ------------
                                                    -----------  ------------

               The accompanying notes to financial statements
                are an integral part of these balance sheets.

                              RACOM SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                       1995          1996
                                                    -----------  -----------
REVENUES:
  Product sales.................................    $   425,327  $   282,070
  Product sales--related parties................        103,738      114,275
  Import license revenues--related party........         28,850           --
  Custom product development projects...........         90,000      600,000
  License revenues--related parties
   (Notes 4 and 6)..............................        500,000    1,430,940
                                                    -----------  -----------
                                                      1,147,915    2,427,285
COST OF REVENUES................................        646,469    1,051,877
                                                    -----------  -----------
GROSS MARGIN....................................        501,446    1,375,408
                                                    -----------  -----------
EXPENSES:
  Research and development......................      1,049,162      505,266
  General and administrative....................      1,253,252      833,879
  Sales and marketing...........................        708,566      869,401
  Equity in loss of joint venture
   (Notes 3 and 4)..............................        159,403      209,248
  Amortization expense..........................        168,998      181,186
                                                    -----------  -----------
                                                      3,339,381    2,598,980
                                                    -----------  -----------
LOSS FROM OPERATIONS............................     (2,837,935)  (1,223,572)
OTHER INCOME (EXPENSE):
  Interest expense--related parties.............       (143,645)     (64,400)
  Interest income...............................          2,899       13,426
  Gain on sale of subsidiary (Note 6)...........        170,647           --
  Other.........................................        (70,000)     (29,291)
                                                    -----------  -----------
NET LOSS .......................................    $(2,878,034) $(1,303,837)
                                                    -----------  -----------
                                                    -----------  -----------
NET LOSS PER COMMON AND COMMON EQUIVALENT
 SHARE..........................................    $      (.27) $      (.11)
                                                    -----------  -----------
                                                    -----------  -----------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING (Note 3)....................     10,853,633   11,844,793
                                                    -----------  -----------
                                                    -----------  -----------


               The accompanying notes to financial statements
                  are an integral part of these statements.

                              RACOM SYSTEMS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              COMMON STOCK
                                                    ----------------------------------------------------------------
                                                          CLASS A               CLASS B               CLASS C
                                                    --------------------  --------------------  --------------------
                                                      SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                                    ----------  --------  ----------  --------  ----------  --------
BALANCES, December 31, 1993.......................   2,000,000  $ 20,000   2,000,000  $ 20,000   2,000,000  $ 20,000
  Issuance of common stock for amended Technology
   License and Supply Agreements (Note 2).........      --         --         --         --         --         --
  Cancellation of Classes A, B and C common stock
   and issuance of common stock (Note 5)..........  (2,000,000)  (20,000) (2,000,000)  (20,000) (2,000,000)  (20,000)
  Issuance of common stock for cash of $2.50 per
   share, net of issuance costs of $270,882
   (Note 5).......................................      --         --         --         --         --         --
  Net loss........................................      --         --         --         --         --         --
                                                    ----------  --------  ----------  --------  ----------  --------
BALANCES, December 31, 1994.......................      --         --         --         --         --         --
  Issuance of common stock for amended Technology
   License and Supply Agreements (Note 6).........      --         --         --         --         --         --
  Shareholder contributions (Note 6)..............      --         --         --         --         --         --
  Conversion of shareholder debt of $933,798,
   $700,000 and $400,000 to common stock at $1.50
   per share, $2.50 per share and $2.50 per share,
   respectively (Notes 5 and 6)...................      --         --         --         --         --         --
  Sale of common stock for cash of $3.00 per share
   (Note 6).......................................      --         --         --         --         --         --
  Net loss........................................      --         --         --         --         --         --
                                                    ----------  --------  ----------  --------  ----------  --------
BALANCES, December 31, 1995.......................      --         --         --         --         --         --
  Net loss........................................      --         --         --         --         --         --
                                                    ----------  --------  ----------  --------  ----------  --------
BALANCES, December 31, 1996.......................      --      $  --         --      $  --         --      $  --
                                                    ----------  --------  ----------  --------  ----------  --------
                                                    ----------  --------  ----------  --------  ----------  --------



                                                        COMMON STOCK      ADDITIONAL
                                                    --------------------    PAID-IN    ACCUMULATED
                                                      SHARES     AMOUNT     CAPITAL      DEFICIT        TOTAL
                                                    ----------  --------  -----------  ------------  -----------
BALANCES, December 31, 1993.......................      --      $  --     $ 3,940,000  $ (2,491,610) $ 1,508,390
  Issuance of common stock for amended Technology
   License and Supply Agreements (Note 2).........   2,000,000    20,000      (20,000)      --           --
  Cancellation of Classes A, B and C common stock
   and issuance of common stock (Note 5)..........   6,000,000    60,000      --            --           --
  Issuance of common stock for cash of $2.50 per
   share, net of issuance costs of $270,882
   (Note 5).......................................     970,000     9,700    2,144,418       --         2,154,118
  Net loss........................................      --         --         --         (3,480,171)  (3,480,171)
                                                    ----------  --------  -----------  ------------  -----------
BALANCES, December 31, 1994.......................   8,970,000    89,700    6,064,418    (5,971,781)     182,337
  Issuance of common stock for amended Technology
   License and Supply Agreements (Note 6).........   1,000,000    10,000      (10,000)      --           --
  Shareholder contributions (Note 6)..............      --         --         700,000       --           700,000
  Conversion of shareholder debt of $933,798,
   $700,000 and $400,000 to common stock at $1.50
   per share, $2.50 per share and $2.50 per share,
   respectively (Notes 5 and 6)...................   1,062,532    10,625    2,023,173       --         2,033,798
  Sale of common stock for cash of $3.00 per share
   (Note 6).......................................     500,000     5,000    1,495,000       --         1,500,000
  Net loss........................................      --         --         --         (2,878,034)  (2,878,034)
                                                    ----------  --------  -----------  ------------  -----------
BALANCES, December 31, 1995.......................  11,532,532   115,325   10,272,591    (8,849,815)   1,538,101
  Net loss........................................      --         --         --         (1,303,837)  (1,303,837)
                                                    ----------  --------  -----------  ------------  -----------
BALANCES, December 31, 1996.......................  11,532,532  $115,325  $10,272,591  $(10,153,652) $   234,264
                                                    ----------  --------  -----------  ------------  -----------
                                                    ----------  --------  -----------  ------------  -----------

  The accompanying notes to financial statements are an integral part of these statements.

                              RACOM SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                              YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1995           1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................................................  $  (2,878,034) $  (1,303,837)
  Adjustments to reconcile net loss to net cash used in operating activities--
    Depreciation and amortization...................................................        266,234        284,244
    Return of deposit to INTAG......................................................       (100,000)            --
    Equity in loss of joint venture.................................................        159,403        209,248
    Loss (gain) on disposal of fixed assets.........................................           (700)           926
    Decrease (increase) in--
      Accounts receivable--trade....................................................       (117,031)        78,990
      Accounts receivable--related parties..........................................         12,261         (5,468)
      Inventory.....................................................................       (144,731)      (206,707)
      License revenue receivable....................................................             --       (646,162)
      Prepaid expenses and other....................................................          4,375             --
    Increase (decrease) in--
      Accounts payable and accrued liabilities......................................        215,176        233,225
      Accounts payable--related parties.............................................        381,636        160,131
      Deferred license revenue--related party.......................................             --        396,937
      Deferred import license revenue...............................................        (28,850)            --
      Interest payable--related parties.............................................        140,271         61,621
                                                                                      -------------  -------------
        Net cash used in operating activities.......................................     (2,089,990)      (736,852)
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment................................................        (63,440)       (25,572)
  Proceeds on sale of fixed assets..................................................            914            597
  Acquisition of technology license from related party..............................       (400,000)            --
  Payments from INTAG offset against cost of technology license
    (Note 6)........................................................................        200,000             --
  Investment in joint venture.......................................................             --       (466,984)
  Repayments of loan from related party.............................................        237,116             --
                                                                                      -------------  -------------
        Net cash used in investing activities.......................................        (25,410)      (491,959)
                                                                                      -------------  -------------

  The accompanying notes to financial statements are an integral part of these statements.

                              RACOM SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                        ------------------------
                                                            1995         1996
                                                        ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..............  $1,500,000    $    --
  Proceeds from bridge loan financing.................       --        1,040,000
  Deferred offering costs.............................       --         (161,948)
  Payment of debt issuance costs......................       --         (106,587)
  Proceeds from notes payable--related parties........   1,113,000       515,000
  Payments on notes payable--related parties..........    (213,000)     (255,000)
  Payments on capital lease obligation................        (840)         (887)
                                                        ----------    ----------
    Net cash provided by financing activities.........   2,399,160     1,030,578
                                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..     283,760      (198,233)

CASH AND CASH EQUIVALENTS, beginning of period........     228,675       512,435
                                                        ----------    ----------

CASH AND CASH EQUIVALENTS, end of period..............  $  512,435    $  314,202
                                                        ----------    ----------
                                                        ----------    ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  No cash was paid for interest or income taxes during 1995 or 1996

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During 1995, the Company purchased equipment under a capital lease totaling
    $3,058.

  During 1995, notes payable to INTAG of $933,798 and $700,000 were converted to common stock at $1.50 per share and $2.50 per share, respectively. In addition, net liabilities of $400,000 were also exchanged for common stock at $2.50 per share in satisfaction of a deposit from INTAG of $1,000,000, less Company deposits held by INTAG of $500,000 and a receivable from INTAG of $100,000 relating to the sale of ISI. A $600,000 payment (together with an unrelated
    $100,000 deposit) relating to the Technology License and Supply Agreements was made by INTAG to Ramtron on the Company's behalf and was treated as a capital transaction (Note 6).

           The accompanying notes to financial statements are an integral part of these statements.

                              RACOM SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

    Racom Systems, Inc. (the "Company") is a developer and marketer of contactless smart cards and radio frequency identification ("RFID") contactless smart card systems. The Company was initially formed as a joint venture between INTAG International Limited ("INTAG"), AWA Limited ("AWA") and Ramtron International Corporation ("Ramtron"). In June 1993, INTAG acquired AWA's 2,000,000 shares of common stock. The Company was incorporated in the State of Delaware on June 3, 1991 and commenced operations in February 1992. Sales of the Company's initial two products utilizing ferroelectric random access memory ("FRAM") commenced in 1993. The Company's latest product, currently under development, is scheduled for market introduction in 1997. Prior to 1995, the Company was in the development stage.

(2) GOING CONCERN AND ASSET REALIZATION

    As reflected in the accompanying financial statements, the Company has generated substantial operating losses since inception and has yet to generate sufficient revenues to fund its operations. To date, the Company has completed a series of smaller-scale projects; however, the Company has not yet completed a significant number of substantial sales transactions covering the application of its products and, as a result, an uncertainty exists as to whether the Company will be able to successfully market and sell its products to third parties at sufficient prices and volumes to fund its operations. During 1995 and 1996, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the sale of non-exclusive sublicenses to its technology, proceeds from the sale of its common stock, bridge loan borrowings and related party borrowings. As of December 31, 1996 the Company had a working capital deficit of $1,846,523.

    During 1997, the Company anticipates that increased operating revenues will be achieved through a combination of product sales, development contracts and the sale of non-exclusive licenses. In addition, the Company also anticipates increased operating expenses and research and development expenditures which are required for the Company to further develop and market its third generation products and achieve successful operations. However, there is no assurance the Company will be successful in developing and marketing its products.

    To date, the Company has funded its operations primarily through the issuance of shares of its common stock and related party borrowings. The related party borrowings are due on demand and the Bridge Notes (Note 9) become due and payable during 1997. The Company does not currently have the financial resources to repay any of its debt, if demanded or as scheduled. Management of the Company intends to fund its 1997 operations through a combination of product sales and technology sublicensing and offerings of its common stock. There is no assurance that sales of common stock will occur or that additional proceeds will be received from such offerings. Further, there is no assurance that the Company's two principal stockholders will continue to fund the cash needs of the Company.

    These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                              RACOM SYSTEMS, INC.

(2) GOING CONCERN AND ASSET REALIZATION (CONTINUED)
    ASSET REALIZATION

    One of the Company's primary assets is a technology license related to the design and manufacture of its products. The Company originally purchased the technology from Ramtron pursuant to a technology license agreement (the "Technology License"), for $2,000,000 in cash and 2,000,000 shares of the Company's class B common stock (Note 5). The Company also entered into a supply agreement in conjunction with the Technology License (collectively, the "Technology License and Supply Agreements"), which requires the Company to purchase from Ramtron minimal annual quantities of ferroelectric RFID semiconductor chips (Note 10). See Note 6 for amendments to Technology License and Supply Agreements. The Technology License is protected by patents owned by Ramtron and is further protected by the Company's own patents. As part of the Technology License, the Company acquired the rights to any and all improvements in the underlying technology through 2005.

    The Technology License was recorded at the original cash acquisition cost of $2,000,000. In connection with a Memorandum of Understanding ("MOU") signed in May 1995, the Company acquired certain additional rights with respect to the technology. The net $400,000 cost of obtaining the additional rights was capitalized in 1995 (Note 6). The net book value of the Technology License was $1,882,354 and $1,715,102, as of December 31, 1995 and 1996, respectively.
Although the Company is currently marketing products utilizing the technology covered by this Technology License and believes the underlying technology, which is protected by a series of patents, has certain long-term proprietary value, given the Company's current financial position, the ultimate recovery of the carrying amount is uncertain. No provision for any loss that may result should the carrying amount of the license not be recovered has been made in the accompanying financial statements.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The December 31, 1994 financial statements were consolidated and included the accounts of the Company and its wholly-owned subsidiary, Intag Systems, Inc. ("ISI"). All significant intercompany accounts and transactions were eliminated in consolidation. During 1995, the Company sold its investment in the subsidiary (Note 6).

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include investments in highly liquid investments with original maturities of three months or less.

                              RACOM SYSTEMS, INC.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORY

    Inventory is stated at the lower of cost or market using the first-in, first-out ("FIFO") method of accounting. Inventories at December 31, 1995 and 1996 consisted of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                          1995        1996
                                                       ----------  ----------
Raw materials........................................  $  147,222  $  206,992
Work in process......................................      49,232      75,359
Finished goods.......................................      25,240     146,050
                                                       ----------  ----------
                                                       $  221,694  $  428,401
                                                       ----------  ----------
                                                       ----------  ----------

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and depreciation is provided using the straight-line method over the estimated useful lives of three to five years for the respective assets. Maintenance and repairs are expensed as incurred and improvements are capitalized.

    INVESTMENT IN FOREIGN JOINT VENTURE

    The functional currency for the Company's joint venture (Note 4) is the Japanese yen, the applicable local currency of the joint venture. The joint venture's financial statements are translated to U.S. dollars at the exchange rate in effect at year end and its revenues and expenses are translated at the average exchange rate during the year. Unrealized gains or losses resulting from the translation process are included in the joint venture's equity as cumulative translation adjustments. Exchange rate differences for the years ended December 31, 1995 and 1996 were not material. If significant, the Company reflects in equity its proportionate interest of the joint venture's cumulative translation adjustments.

    INTANGIBLE ASSETS

    Intangible assets are recorded at cost and are amortized using the straight-line method over the following estimated useful lives:

                                                              ESTIMATED
                                                            USEFUL LIVES
                                                             (IN YEARS)
                                                            -------------
Technology license........................................      10-17
Organization costs........................................       5

    The amortization lives assigned to the Technology License are based on the remaining lives of the patents protecting the licensed technology. The Company reviews its amortization lives on a periodic basis.

    DEFERRED IMPORT LICENSE REVENUE

    In June 1993, the Company entered into an import agreement with Nittetsu Shoji Co. Ltd. ("NS"). The terms of the import agreement stated that for a period of two years, in exchange for cash consideration of approximately $138,000, NS had exclusive import rights to the Company's products in Japan.

                              RACOM SYSTEMS, INC.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue relating to the import agreement was recognized on a straight-line basis during the two-year exclusivity right under the import agreement. The agreement was not renewed in June 1995.

    DEFERRED LICENSE REVENUE

    Deferred license revenue represents the amount of profit deferred on the March 1996 sublicensing of the Company's Technology License to an equity investee (Notes 4 and 6). The deferred license revenue will be recognized on a straight-line basis over a term of five years, corresponding with the amortization period assigned to the sublicense by the equity investee.

    REVENUE RECOGNITION

    Revenue from product sales to direct customers is recognized upon shipment.

    Royalty revenue is recognized upon the Company's fulfillment of its contractual obligations and determination of a fixed royalty amount, or, in the case of ongoing unit royalties, upon sales by the licensee of royalty-bearing products, as estimated by the Company.

    Revenue from the sale of licenses of technology which are nonrefundable and for which no significant future obligations exist, is recognized when the license is signed. Revenue from the sale of licenses which are refundable or for which future obligations exist, is recognized when the Company has completed its obligations under the license. Certain research and development activities are conducted for third parties and such revenue is recognized as the services are performed.

    Revenue from development contracts where costs are insignificant or cannot be reasonably estimated are recognized as the contractual events are achieved.

    RESEARCH AND DEVELOPMENT

    Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs amounted to approximately $1,049,162 and $505,266 for the years ended December 31, 1995 and 1996, respectively.

    DEFERRED OFFERING COSTS

    Costs incurred with the Company's anticipated initial public offering are being deferred and will be charged against the net proceeds of the offering, if successful, or to expense if unsuccessful.

    DEBT ISSUANCE COSTS

    Costs incurred with the issuance of the Bridge Notes (Note 9) are being deferred and amortized over the life of the related debt.

    NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

    Net loss per common and common equivalent share has been computed based upon the weighted average number of common shares and common share equivalents outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the twelve month

                              RACOM SYSTEMS, INC.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) period prior to the offering (using the treasury stock method for common stock equivalents and an assumed offering price of $4.75 per share) have been included in the calculation as if they were outstanding for all the periods presented regardless of whether they were antidilutive.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, notes receivable and notes payable to related parties. The carrying values of cash and cash equivalents, short-term trade receivables and payables, and notes receivable approximate fair value. The fair value of notes payable to related parties is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 1995 and 1996, approximates the carrying value.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates may affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    LONG-LIVED ASSETS

    Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

    CONCENTRATION OF CREDIT RISK/TRANSACTIONS DENOMINATED IN FOREIGN CURRENCIES

    The Company has no significant off balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash with financial institutions, in the form of demand deposits.

    The Company enters into contracts denominated in foreign currency. At December 31, 1996, the Company has recorded a license revenue receivable of $646,162 related to a license contract denominated in Japanese yen. Transaction gains and losses are included in income (loss) in the period in which the exchange rate changes. As of December 31, 1996, the Company has recorded a transaction loss of $28,367 which is included in other income (expense) in the statement of operations.

    The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral. Its trade accounts receivable balances are primarily domestic and are concentrated among institutions within the high-technology industry.

    INCOME TAXES

    The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax

                              RACOM SYSTEMS, INC.

bases of assets, liabilities and carryforwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized (Note 12).

(4) INVESTMENT IN JOINT VENTURE

    In July 1993, the Company entered into a joint venture agreement with NS pursuant to which NS and the Company each received a 50% ownership interest in Racom Japan, Inc. ("RJ"), a Japanese Corporation. RJ was formed for the purpose of marketing, distributing and supporting the Company's RFID products to be sold in Japan. Upon formation, NS and the Company each purchased 300 shares of common stock at a purchase price of 50,000 Japanese yen ($466.67) per share, or $140,265. In August 1994, NS and the Company each purchased an additional 300 shares of common stock at a purchase price of 50,000 Japanese yen ($510) per share, or $153,000. RJ has the exclusive right to distribute the Company's products in Japan for two years commencing August 1995, with the Company providing marketing and sales support to RJ. In March 1996, the Company purchased an additional 1,000 shares of common stock in RJ at a purchase price of 50,000 Japanese yen ($466.98) per share, or $466,984. Additionally, in March 1996, NS and third parties purchased additional shares of common stock, decreasing the Company's ownership of RJ to 40%.

    The investment in RJ is accounted for using the equity method and the Company has recorded its share of RJ's losses in 1995 and 1996 of $159,403 and $209,248, respectively, as equity in loss of joint venture in the accompanying financial statements to the extent of capital invested in RJ by the Company. The losses recorded for the year ended December 31, 1996, include previously unrecognized losses which had not been recorded as the Company's investment had been reduced to zero and it had no obligation to fund such losses. However, upon the 1996 investment of $466,984, previously unrecognized losses of $141,953 were recorded.

(5) STOCKHOLDERS' EQUITY

    During 1994, the Company amended and restated its Certificate of Incorporation and Bylaws to combine all classes of outstanding common stock into a single voting class of common stock. All existing stockholder certificates were canceled and reissued on a one-for-one basis.

    In June 1994, 970,000 shares of the Company's common stock were issued pursuant to a Private Placement Memorandum ("PPM") at $2.50 per share. The proceeds received by the Company were $2,154,118, net of issuance costs of $270,882. The Company reimbursed Ramtron and INTAG $50,000 each for issuance costs incurred relating to the PPM. Of the total shares issued, 20,000 were purchased by directors of the Company.

    On November 14, 1994, Ramtron sold 200,000 of its shares of Company common stock to INTAG at $3.00 per share.

    In connection with the MOU (Notes 2 and 6), INTAG converted debt due from the Company of $933,798, $700,000 and $400,000 into common stock at $1.50 per share, $2.50 per share and $2.50 per share, respectively, resulting in 1,062,532 shares of common stock being issued to INTAG (Note 6).

    During 1996, the Company authorized 5,000,000 shares of preferred stock with no par value. No preferred stock has been issued as of December 31, 1996.

                              RACOM SYSTEMS, INC.

(6) AMENDMENTS TO THE TECHNOLOGY LICENSE AND SUPPLY AGREEMENTS

    In 1994, Ramtron was issued an additional 2,000,000 shares of common stock in connection with an amendment to the Technology License and Supply Agreements. In February 1995, the Company and Ramtron entered into a second amendment to the Technology License and Supply Agreements. In May 1995, the Company signed and executed the MOU (Note 2) with INTAG and Ramtron relating to further amendments to the Technology License and Supply Agreements and the conversion to equity of certain of INTAG's loans to the Company (Notes 5 and 8). As a result of these amendments, the Company received certain additional rights and agreed to make certain payments as discussed below.

    The Company has the worldwide, non-exclusive, non-transferable right to design, manufacture, sell, lease and distribute smart card products which monolithically incorporate FRAM and contactless technologies regardless of memory size ("Contactless Products"). In addition, the Company has the rights to any and all improvements in the FRAM technology. The Company, through 2005, has certain exclusive rights to design, manufacture, sell, lease and distribute certain Contactless Products which functionally incorporate a microprocessor. The Company may sublicense its manufacturing right up to five times with Ramtron's consent. The Company consented to Ramtron granting to INTAG an exclusive right to use (but not manufacture) the technology for use in conveyor fed or tunnel reader equipped airline, postal and courier applications. The Company may in the future agree with Ramtron to further amend the Technology License, although there are no such agreements currently.


    Further to the Technology License and Supply Agreements, Ramtron is obligated to pay to the Company royalties, as defined in the agreement, on any Contactless Products which Ramtron sells, leases or distributes to third parties. Ramtron will also be obligated to pay to the Company 50% of any license fees on Contactless Products. As of December 31, 1996, the Company had not received any royalties or licensing fees as there were no sales of Contactless Products by Ramtron through December 31, 1996. The amendments extend the requirements that the Company purchase from Ramtron minimal quantities of ferroelectric RFID semiconductor chips (Note 10). For the years ended December 31, 1995 and 1996, the Company made purchases from Ramtron of approximately $281,000 and $279,561, respectively, which satisfied the minimum purchase requirements.

    As further consideration for the additional rights obtained through the amendments to the Technology License and Supply Agreements, the Company issued to Ramtron 1,000,000 shares of Company common stock and caused Ramtron to be paid cash of $1,000,000. The common shares issued to Ramtron were assigned no value because the amendments were viewed as a modification of the original transfer (Note 2) by a principal stockholder of intangible rights for which Ramtron had no capitalized historical cost basis. INTAG paid $600,000 of the cash consideration directly to Ramtron, which together with an unrelated deposit of $100,000 received from INTAG has been reflected as an addition to the Company's paid-in capital. The remaining $400,000 balance paid to Ramtron was loaned to the Company by INTAG, carried a 10% interest rate and was to be repaid only from future sublicense fees earned by INTAG, totaling $400,000, which would be due the Company from INTAG should INTAG be successful in further sublicensing the technology. INTAG and the Company have agreed that the loan is no longer subject to accrued interest and may be converted, at INTAG's option, into shares of the Company's common stock at a rate of $2.50 per share, no later than June 1997. INTAG simultaneously paid the Company $200,000 for a sublicense. The Company believes the loan amount effectively represents an additional nonrefundable payment for the sublicense. Consequently, the Company has netted both the loan amount of $400,000 and the $200,000 sublicense payment against the $1,000,000 cash paid to Ramtron, resulting in a net increase to

                              RACOM SYSTEMS, INC.

the Technology License of $400,000 as of December 31, 1995. Should INTAG convert the loan to common stock of the Company, the transaction will be assigned no value.

    INTAG agreed to convert to equity the principal balances of the $933,798 related party notes payable and $700,000 working capital notes at $1.50 and $2.50 per share, respectively (Note 8). INTAG purchased ISI from the Company for $100,000 and assumed ISI's net liabilities of $70,467. The net balance of all related party deposits between the Company and INTAG (Note 8) combined with the ISI purchase price, totaled $400,000 and was converted to equity at $2.50 per share.

    The MOU is subject to formal consummation through execution of certain definitive agreements. Management of the Company believes that the terms of the definitive agreements will be substantially the same as those described in the MOU.

    In June 1995, the Company entered into a Cooperative Agreement for Licensed Manufacturing of Ferroelectric RFID Products with Rohm Co., Ltd. ("ROHM") of Japan. The license gives ROHM a non-exclusive, non-sublicenseable, non-transferable right and license to use the RFID technology in connection with the design, development, manufacture and sale of Custom Ferroelectric RFID Products for use within a defined territory (Japan). In consideration of this license, ROHM purchased 300,000 shares of the Company's common stock, at $3.00 per share. ROHM also purchased 200,000 additional shares of the Company's common stock, for a purchase price of $3.00 per share upon reaching certain sales milestones. ROHM is also to pay a $1,000,000 license fee to the Company in four equal installments upon reaching certain sales milestones. As of December 31, 1995, the Company has received $500,000 in license fees as it had achieved certain milestones. As of December 31, 1996, no new milestones had been reached.

    On March 22, 1996, the Company entered into a technology license and supply agreement with its affiliate, RJ, for the common purpose of more fully developing the Japanese market for ferroelectric RFID products. RJ paid $933,968 in cash to the Company for the non-exclusive right and license to use its patented ferroelectric RFID technology and all improvements, for the limited right to design, develop and manufacture ferroelectric RFID products for sale and use in Japan only. This license specifically excludes the right to use the ferroelectric RFID technology in conveyor fed, airline, postal and courier applications (as the rights to this technology were already previously licensed to INTAG). Under the agreement, RJ is obligated to pay 50%, to the Company, of all sublicense revenues and royalties, as defined in the agreement, on net sales of ferroelectric RFID products which are sold to third parties.

    In connection with the sale of the sublicense, $466,984 (representing the Company's intercompany profit due to its 50% equity ownership in RJ on the date of the sublicense) of the profit was deferred. The deferred license revenue is being recognized over the life of the related technology license asset purchased by RJ, which is five years. As of December 31, 1996, $70,047 of the original deferred license revenue (Note 3) of $466,984 has been recognized.

    In October 1996, the Company consented to allow RJ to enter into a custom product development project with a Japanese company, pursuant to the technology license and supply agreement granted to RJ on March 22, 1996, under which the Company is entitled to 50% of all sublicense revenue earned by RJ. The sublicense is for a specified amount, as defined in the contract, a portion of which is to be paid upon execution of the agreement and the remainder to be paid upon RJ meeting certain performance criteria. Under the agreement with the Japanese company, RJ will be entitled to royalties, as defined in the contract, over the next five years. As of December 31, 1996, $893,909 has been recorded by the Company

                              RACOM SYSTEMS, INC.

related to its respective portion of sublicense revenue, of which $646,162 remains outstanding at December 31, 1996, and is recorded as license revenue receivable in the accompanying financial statements. Revenue due to the Company of approximately $215,000 remaining under the agreement between RJ and the Japanese Company has not been recognized, as management believes the revenue recognition criteria have not been met as of December 31, 1996.

(7) DEVELOPMENT AND SUPPLY AGREEMENT

    On January 29, 1996, the Company signed an agreement with an unaffiliated third party to develop a multi-application "smart card" based on the Company's contactless smart card technology and the third party's bank and electronic purse operating system. In combination, the two technologies form the basis for a new product family which will combine contact and contactless operation on a single, microprocessor smart card. Under the terms of the agreement, the Company received an initial cash payment of $500,000 and will receive approximately an additional $1,300,000 based upon the achievement of certain production milestones and delivery of specified products. As of December 31, 1996, the Company has recognized $600,000 of revenue as a result of the initial cash payment of $500,000 and reaching the first milestone.

(8) OTHER RELATED PARTY TRANSACTIONS

    During 1995 and 1996, INTAG advanced approximately $1,113,000 and $340,000, respectively, to the Company under various notes payable agreements, which bear interest at 10% per annum and are due on demand. Amounts due under the notes prior to 1996 were convertible into common stock of the Company at the fair value of the Company's common stock at the date the advances were made. In 1995, $933,798 of advances were converted to equity in connection with the MOU (Note
6) at a rate of $1.50 per share. Unpaid accrued interest of $93,380 on the advances, prior to conversion, was not converted to equity in connection with the MOU (Note 6), and at the discretion of INTAG, is convertible into common stock at $1.50 per share or is to be repaid to INTAG within 30 days of notification by INTAG that repayment is required. As of December 31, 1995 and 1996, the related party notes payable to INTAG had total principal and interest outstanding of $652,523 and $879,576 respectively. In 1996, Ramtron advanced $175,000 to the Company under a note payable agreement which bears interest at prime plus 2% (10.25% at December 31, 1996) and is due on demand. As of December 31, 1996, the related party note payable to Ramtron had total principal and interest outstanding of $94,568.

    During 1994, INTAG loaned the Company $1,000,000 under a $1,000,000 working capital facility agreement. Of the $1,000,000 drawn during 1994, $300,000 had been repaid as of December 31, 1994. Amounts due under the working capital facility agreement were convertible into common stock of the Company at the fair value of the Company's common stock at the date the advances were made. The facility carried interest at 10% per annum and in May 1995, the $700,000 balance outstanding was converted to common stock in connection with the MOU (Note 6) at a rate of $2.50 per share. Unpaid accrued interest of $55,452 on the advances, prior to conversion, was not converted to equity in connection with the MOU (Note 6) and, at the discretion of INTAG, is convertible into common stock at $2.50 per share or is to be repaid to INTAG within 30 days of notification by INTAG that repayment is required. As of December 31, 1995 and 1996, the related party line of credit had total interest outstanding of $55,452. As consideration for INTAG advancing the working capital facility in June 1994, the Company granted INTAG 200,000 warrants for the Company's common stock at an exercise price of $2.50 per share, which

                              RACOM SYSTEMS, INC.

(8) OTHER RELATED PARTY TRANSACTIONS (CONTINUED) vested immediately and are exercisable over a five-year term. The Company determined that these warrants had a nominal value at the date of issuance.

    On March 23, 1995, the Company and INTAG entered into an assignment and security agreement whereby all current and future debt owed by the Company to INTAG is secured by all of the Company's assets and agreements.

    In October 1996, the Company issued 121,766 and 251,452 warrants to purchase the Company's common stock at an exercise price of $2.50 per share to INTAG and Ramtron, respectively. The warrants were approved in consideration of approximately $933,000 of short-term loans from Ramtron and INTAG and deferred payment terms on product purchases from Ramtron made to the Company. The warrants, which vested immediately, are exercisable for a period of five years after the date of issuance. The Company determined that these warrants had a nominal value at the date of issuance.

    For the years ended December 31, 1995 and 1996 the statements of operations include amounts attributable to related party transactions as follows:

                                                        YEARS ENDED
                                                        DECEMBER 31,
                                                    --------------------
                                                       1995         1996
                                                    --------  ----------
PRODUCT SALES
  Sales to INTAG..................................  $ 33,747  $    --
                                                    --------  ----------
                                                    --------  ----------
  Sales to NS.....................................  $ 21,593  $    --
                                                    --------  ----------
                                                    --------  ----------
  Sales to RJ.....................................  $ 48,398  $  113,575
                                                    --------  ----------
                                                    --------  ----------
  Sales to Ramtron................................  $   --    $      700
                                                    --------  ----------
                                                    --------  ----------
IMPORT LICENSE REVENUES
  NS..............................................  $ 28,850  $    --
                                                    --------  ----------
                                                    --------  ----------
LICENSE REVENUES
  Rohm............................................  $500,000  $    --
  RJ..............................................      --     1,430,940
                                                    --------  ----------
                                                    $500,000  $1,430,940
                                                    --------  ----------
                                                    --------  ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Management fees paid to related parties.........  $ 15,575  $    --
                                                    --------  ----------
                                                    --------  ----------
  Director travel expenses........................  $ 46,730  $   29,111
                                                    --------  ----------
                                                    --------  ----------
  Directors fees                                    $ 12,000  $    --
                                                    --------  ----------
                                                    --------  ----------
OTHER INCOME AND EXPENSE
  Interest expense on notes payable to INTAG......  $143,645  $   59,833
                                                    --------  ----------
                                                    --------  ----------
  Interest expense on notes payable to Ramtron....  $  --     $    4,567
                                                    --------  ----------
                                                    --------  ----------

                              RACOM SYSTEMS, INC.

(8) OTHER RELATED PARTY TRANSACTIONS (CONTINUED)
    DEPOSIT FROM RELATED PARTY

    In April 1994, the Company and INTAG signed a letter of intent to enter into a license agreement. As of December 31, 1994, $1,000,000 had been received as a deposit on the license fee. Under the MOU (Note 6), the $1,000,000 deposit, net of deposits with INTAG of $500,000 and an INTAG receivable of $100,000 related to the ISI purchase, were converted into common stock of the Company at a rate of $2.50 per share and negotiations in connection with the license agreement ceased.

    DEPOSIT WITH RELATED PARTY

    In 1993 and 1994, the Company paid deposits of $100,000 and $400,000, respectively, to INTAG to purchase BagTag and Intertrak technology licenses. In connection with the execution of the MOU (Note 6), these deposits were offset against amounts due INTAG as described above.

(9) BRIDGE FINANCING

    In December 1996, the Company completed a private offering of $1,040,000 of promissory notes (the "Bridge Notes"). The Bridge Notes bear interest at prime plus 2% per annum, computed as of the date of issuance (the "Bridge Date"), and thereafter on a quarterly basis commencing December 31, 1996.

    The Bridge Notes mature the earlier of one year from the Bridge Date or upon the closing date of any initial public offering ("IPO") of the Company's securities. On the Bridge Date, the Company also granted warrants (the "Bridge Warrants") entitling the holder to purchase shares of the Company's common stock at 125% of the IPO price per unit, beginning on the effective date of the IPO and continuing for two years thereafter. The holders of the Bridge Notes received one warrant for every $4 of Bridge Note principal purchased, resulting in 260,000 Bridge Warrants being issued in connection with the offering of the Bridge Notes. The Company determined that these warrants had a nominal value at the date of issuance.

(10) COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities and certain equipment under noncancelable operating lease agreements. Minimum future annual lease payments under these leases as of December 31, 1996, are as follows:

1997..............................................   $102,479
1998..............................................     79,095
                                                    ---------
                                                     $181,574
                                                    ---------
                                                    ---------

    Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 1995 and 1996 was approximately $115,561 and $124,929, respectively.

    The Company leases equipment under a 36-month capital lease. The lease commenced in February 1995 and bears interest at a rate of 15%.

    The amended Technology License and Supply Agreements require the Company to purchase from Ramtron minimal annual quantities of ferroelectric RFID semiconductor chips. The minimum purchases increase in future years, in accordance with the Technology License and Supply Agreements. The

                              RACOM SYSTEMS, INC.

(10) COMMITMENTS AND CONTINGENCIES (CONTINUED) requirement continues through 1998. In the event the Company does not purchase the minimum annual quantities, Ramtron will be released from all sales restrictions under the Supply Agreement.

(11) MAJOR CUSTOMERS

    The Company's product sales from non-related party customers in excess of 10% of non-related party product sales for the years ended December 31, 1995 and 1996 are as follows:

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                             1995       1996
                                                           ---------  ---------
Customer A...............................................      4%        21%
Customer B...............................................     15%         5%
Customer C...............................................     26%        13%
Customer D...............................................     14%        12%

    The Company's custom product development project revenue for the years ended December 31, 1995 and 1996 were from two different customers.

    The Company's accounts receivable balances from non-related party customers in excess of 10% of the accounts receivable balance from non-related parties for the years ended December 31, 1995 and 1996 are as follows:

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                             1995       1996
                                                           ---------  ---------
Customer C...............................................     42%        37%
Customer D...............................................     19%         0%
Customer E...............................................     14%         0%
Customer F...............................................      0%        42%

(12) INCOME TAXES

    For income tax return reporting purposes, the Company has approximately $9,600,000 of net operating loss carryforwards that expire at various dates through the year 2011. The net operating loss for tax purposes differs from that for financial reporting purposes due to differences in reporting certain transactions for income tax and financial reporting purposes. These differences primarily relate to the Technology License.

    The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

    The Company has determined that approximately $4,742,000 and $6,182,000 of deferred tax assets as of December 31, 1995 and 1996, respectively, did not satisfy the realization criteria set forth in SFAS No. 109. Accordingly, a valuation allowance was recorded against the entire net deferred tax asset.

                              RACOM SYSTEMS, INC.

    The components of the net deferred income tax asset at December 31, 1995 and 1996 were as follows:

                                                             1995        CHANGE        1996
                                                          -----------  -----------  -----------
Technology license......................................  $ 1,351,000  $   654,000  $ 2,005,000
Net operating loss carryforwards........................    3,192,000      438,000    3,630,000
Research and development tax credits....................      158,000      (22,000)     136,000
Loss in equity investee.................................      --           191,000      191,000
Deferred license revenue................................      --           151,000      151,000
Other...................................................       41,000       28,000       69,000
Less--Valuation allowance...............................   (4,742,000)  (1,440,000)  (6,182,000)
                                                          -----------  -----------  -----------
                                                          $   --       $   --       $   --
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

    The difference between the statutory rate and the effective rate is primarily a result of the increase in the valuation allowance.

(13) EMPLOYEE BENEFIT PLANS

    STOCK OPTION PLAN

    In May 1993, the Company adopted the 1993 Employee Stock Plan which authorized the granting of incentive and nonqualified stock options and restricted stock (collectively, the "stock options") to acquire up to 1,700,000 shares of the Company's common stock, of which 141,000 are available to be granted as of December 31, 1996. The exercise terms for the stock options granted are determined by the Board of Directors at the time the stock options are granted. Stock options may be granted at an exercise price not less than the fair market value on the date of grant with a maximum term of 10 years. The 1993 Employee Stock Plan also permits the granting of limited stock appreciation rights ("SAR's") which, upon a change in control, as defined, entitle the holders to exercise SAR's in an amount equal to the number of stock options held and at terms similar to the terms of the related stock options. As of December 31, 1995 and December 31, 1996, the Company has issued 900,000 and 1,100,000 SAR's respectively, none of which are exercised. The Company accounts for the 1993 Employee Stock Plan under Accounting Principles Board ("APB") Opinion No. 25, under which no compensation cost has been recognized.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 defines a fair value-based method of accounting for employee stock options and similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Company has elected to make the pro forma disclosures in accordance with SFAS 123 as set forth below.

                              RACOM SYSTEMS, INC.

    Had compensation cost for the 1993 Employee Stock Plan been determined consistent with SFAS 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                          1995         1996
                                                       -----------  -----------
Net Loss:
  As Reported........................................  $(2,878,034) $(1,303,837)
                                                       -----------  -----------
                                                       -----------  -----------
  Pro Forma..........................................  $(3,002,758) $(1,580,465)
                                                       -----------  -----------
                                                       -----------  -----------
Net Loss Per Common and Common Equivalent Share:
  As Reported........................................  $      (.27) $      (.11)
                                                       -----------  -----------
                                                       -----------  -----------
  Pro Forma..........................................  $      (.28) $      (.13)
                                                       -----------  -----------
                                                       -----------  -----------

    Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    A summary of the status of the Company's 1993 Employee Stock Plan at December 31, 1995 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                                                    1995                      1996
                                                          ------------------------  ------------------------
                                                                       WTD. AVG EX               WTD. AVG EX
                                                            SHARES        PRICE       SHARES        PRICE
                                                          -----------  -----------  -----------  -----------
Outstanding at beginning of year........................    1,665,000  $     1.25     1,512,000  $     1.60
  Granted...............................................      550,000  $     2.50       289,000  $     2.50
  Forfeited.............................................     (703,000) $     1.48      (242,000) $     2.17
                                                          -----------               -----------
Outstanding at end of year..............................    1,512,000  $     1.60     1,559,000  $     1.67
                                                          -----------               -----------
                                                          -----------               -----------
Exercisable at end of year..............................      981,250  $     1.35     1,065,250  $     1.34
                                                          -----------               -----------
                                                          -----------               -----------
Weighted average fair value of options granted during
  year..................................................               $     1.08                $     1.30

    The 1,559,000 options outstanding at December 31, 1996 have exercise prices between $1.00 and $2.50, with a weighted average remaining contractual life of
2.13 years.

    The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 6.16% and 6.40%; no expected dividend yields; expected lives of 3.05 years and 3.54 years; expected volatility of 66.9% and 68.1%.

    DEFINED CONTRIBUTION PLAN

    The Company has a defined contribution plan (the "Plan") intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), in which substantially all full-time employees are participants. Participants in the Plan may make pre-tax contributions subject to limitations imposed by the Code. The Company may make, at the Board of Directors' discretion, an annual contribution on behalf of each participant. No amounts have been contributed by the Company under the Plan.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
-------- -------------------------------------------------

     There have been no changes in or disagreements with accountants on accounting or financial disclosure.



                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------- ----------------------------------------------------------

MANAGEMENT


 DIRECTORS AND EXECUTIVE OFFICERS

The name, age and position of each of the Company's executive officers and directors are set forth below.

                                                                                               OFFICER/DIRECTOR
NAME                      AGE  POSITION                                                             SINCE
----------------------    ---  -----------------------------------------------------------     ----------------
Charles A. Fear(1)         43  Chairman of the Board of Directors                                     1995
Richard L. Horton          51  Chief Executive Officer, President, Chief Financial Officer            1992
                                and Director
Mark R. Davison            51  Director                                                               1995
L. David Sikes             56  Director                                                               1995
George J. Stathakis(1)     65  Director                                                               1995
Charles R. Broshous        56  Vice President of Transportation                                       1996
Michael M. Malmer          56  Vice President of Engineering                                          1992
William H. Jacobs          40  Vice President of Business Development                                 1996
Douglas J. Sheldon         37  Vice President of Operations                                           1996

------------------------

(1) Members of the Compensation Committee

    Directors are elected at the Company's annual meeting of shareholders and serve a term of one year or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, subject to the bylaws of the Company.

    The Company's Compensation Committee administers the Company's 1993 Employee Stock Option Plan and makes recommendations to the full Board of Directors concerning compensation, including incentive arrangements, of the Company's officers and key employees. The Compensation Committee is comprised of at least two independent directors.

    The principal occupation of each director and executive officer of the Company, for at least the past five years, is as follows:

    CHARLES A. FEAR was appointed Chairman of Intag International Limited ("Intag"), a publicly-held Australian developer and marketer of data capture technologies, in April 1995. Intag was a promoter and founder of the Company, is currently one of its principal stockholders and also holds an exclusive license from the Company to use the Company's FRAM technology in connection with certain airline, postal and courier applications. In March 1997, Mr. Fear resigned as the Chairman of Intag. Since 1992, Mr. Fear has been an Executive Director of Poynton Corporate Limited, the corporate advisory arm of Hartley Poynton Limited, a regional Australian stockbroker, of which he is also a shareholder. He is a director of Intag Systems Pty Limited and Intag Microelectronics Pty Limited. Mr. Fear is a Fellow of the Institute of Chartered Accountants and a Fellow of the Australian Institute of Company Directors. From 1985 to 1992 he was a partner of KPMG Peat Marwick ("KPMG"), where he provided corporate advisory services for KPMG clients involving business valuations, mergers, acquisitions, corporate reconstructions and capital raisings.

    RICHARD L. HORTON joined the Company as President in June 1992 and has acted as its Chief Executive Officer since May 1995 and its Chief Financial Officer since January 1996. From 1988 to June 1992, he was President of Ramtron International Corporation ("Ramtron"), a publicly-held specialty semiconductor manufacturer. Ramtron was a promoter and founder of the Company and is currently a principal stockholder and licensor to the Company of the FRAM technology upon which the Company's Smart Card products are based. From 1981 to 1987, Mr. Horton founded two start-up ventures in the computer systems and semiconductor industries, which were subsequently acquired by other firms. From 1985 to 1987, Mr. Horton also acted as the Director of the digital products division for Honeywell, Inc. Mr. Horton served in the United States Navy from 1962 to 1966 and earned B.S.E.E. and M.B.A. degrees from Southern Methodist University and Pepperdine University, respectively.

    MARK R. DAVISON was a partner with the law firm of Freehill Hollingdale & Page from 1978 to 1984, a Director of Rothschild Australia Limited from 1984 to 1985 and a founding Director of Gresham Partners Limited from 1985 to 1991. He has been a director of Intag since July 1992. In December 1991 Mr. Davison founded the AusAsean Group, which provides investment banking, development and venture capital funds management. Mr. Davison is also a director of BRL Hardy Limited, Tasmanian Univalve Pty Limited and other Australian public and private companies. Mr. Davison is an investment banker and has been a solicitor of the Supreme Court of New South Wales. He holds a degree in Arts (1971) and Law
(1973) from the Australian National University, a Masters of Laws from the University of London (1976) and has completed the Advanced Management Programme at Harvard School of Business Administration (1983).

    L. DAVID SIKES became Chairman of the Board and Chief Executive Officer of Ramtron in April 1995 and has been a director of Ramtron since September 1992. Prior to becoming Chairman of the Board and Chief Executive Officer of Ramtron, he was its President and Chief Operating Officer from July 1992 until January 1995, at which time he left Ramtron and joined Micro Component Technology Inc., a semiconductor equipment manufacturer, as Chairman, President and Chief Executive Officer from January 1995 until April 1995. Mr. Sikes was President and Chief Executive Officer of ASM America, Inc. ("ASM America"), a semiconductor equipment company, from January 1991 until June 1992, and Executive Vice President and General Manager of ASM Epitaxy, a semiconductor equipment manufacturer, from February 1989 until December 1990. Prior to his tenure with ASM, Mr. Sikes spent 18 years with Motorola, Inc. ("Motorola") in various management and executive positions including Vice President and Director of the Semiconductor Research and Development Lab. His experience also includes several management and engineering roles with Eastman Kodak and National Semiconductor Corporation. Mr. Sikes received his Bachelor of Science degree in Electrical Engineering from the Massachusetts Institute of Technology.

    GEORGE J. STATHAKIS has been a director of Ramtron since March 1990. Mr. Stathakis also served as Chairman of the Board and Chief Executive Officer of Ramtron from March 1990 until June 1994 and, in an interim capacity, from February 1995 until April 1995. Since 1991, he has acted as a consultant to Calpine Corporation, a publicly-held independent power company. From 1986 until 1989, Mr. Stathakis served as Chairman of the Board and Chief Executive Officer of International Capital Corporation, a subsidiary of American Express. Mr. Stathakis retired from General Electric Corporation ("GE") after 32 years in management and executive positions. In 1971, he was appointed Vice President of GE and General Manager of the Nuclear Energy Division. His responsibilities included technology research and development, engineering design, manufacturing, construction and marketing, as well as strategic business planning and investments for an organization of approximately 10,000 people. In 1977, he was appointed General Manager of GE's International Trading Operations, an organization of approximately 35,000 people. Mr. Stathakis founded the General Electric Trading Company in 1982 and was appointed its first President and Chief Executive Officer. The General Electric Trading Company was instrumental in developing export opportunities for countertrade and barter. Mr. Stathakis graduated from the University of California at Berkeley with Bachelor of Science and Master of Science degrees in engineering. In 1985, Mr. Stathakis was appointed by President Reagan as a member of the President's Export Council, and he served on such Council until 1987.

    CHARLES R. BROSHOUS, the Company's Vice President for Transportation, is responsible for managing the Company's transportation-related Smart Card business, including its automated fare collection (AFC) systems for public transit. From August 1993 until he joined the Company in January 1996, Mr. Broshous served as the first President of the MTA Card Company, a fare collection subsidiary of the New York Metropolitan Transportation Authority ("Authority"). From 1982 to August 1993, Mr. Broshous served the Authority in a variety of capacities, completing service as its Senior Vice President for Operations Support. In this capacity, Mr. Broshous managed the logistics portfolio of the Authority, overseeing among other functions a $2 billion per year fare collection operation which covered approximately 60% of the Authority's operating expenses. During his tenure, he converted the Authority from its historic reliance on tokens to a new, all-electronic AFC system. Mr. Broshous is a West Point graduate and U.S. Army veteran who holds Masters degrees in civil engineering and in economics from Princeton University.

    MICHAEL L. MALMER is the Company's Vice President of Engineering and is responsible for the engineering development of the Company's Smart Card products. Prior to joining the Company in February 1992, he was Engineering Vice President of Destron/IDI, an early participant in radio frequency identification technologies, from July 1986 to October 1991. In 1980, he was a founder of Prolink Corporation and acted as its Vice President from 1980 to 1984. Mr. Malmer held engineering positions at Unisys and Boeing from 1961 to 1973. He holds a B.S.E.E. degree from Case Institute of Technology and engaged in computer engineering masters degree work at the University of Michigan (Ann Arbor) and other universities.

    WILLIAM H. JACOBS is the Company's Vice President of Business Development and is responsible for the development and marketing of new Smart Card products. From March 1990 until he joined the Company in June 1996, he was Director of Product Marketing for Netwise, Inc. Mr. Jacobs marketed the Netwise, Inc. line of network software integration tools to support personal computers, UNIX systems and IBM mainframes systems until the line was sold to Microsoft in November of 1995. Prior to his employment with Netwise, Inc., Mr. Jacobs managed computer operating system product lines for 11 years as an employee of Apple

Computer, Inc. and Hewlett Packard Co. He holds a B.S.E.E. degree from the University of Missouri.

    DOUGLAS J. SHELDON is the Company's Vice President of Operations. Prior to joining the Company in August 1995, he had over 14 years experience in the semiconductor manufacturing industry. From 1994 to 1995, he led the manufacturing engineering activities of a family of advanced nonvolatile memory products for Atmel Corporation and from 1988 to 1994 he was the Manager of Reliability and Quality Assurance for Ramtron. Mr. Sheldon has a Bachelors and Masters degree in Physics from University of Colorado and University of Oregon, respectively, and is completing a Doctorate degree in Systems Management.

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

    The following table discloses certain compensation paid to the Company's executive officers for the years ended December 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                              ANNUAL COMPENSATION(1)
                                                         -----------------------------------------------------------------
                                                                                               (E)             (F)
                          (A)                               (B)        (C)         (D)        STOCK       OTHER ANNUAL
NAME AND PRINCIPAL POSITION                                YEAR     SALARY($)   BONUS($)     OPTIONS     COMPENSATION($)
-------------------------------------------------------  ---------  ---------  -----------  ---------  -------------------
Richard L. Horton, President...........................       1996    179,122           0           0               0
                                                              1995    158,244           0           0               0
                                                              1994    158,244           0           0               0

Michael M. Malmer, Vice President of Engineering.......       1996    107,850           0           0               0
                                                              1995    104,200           0           0               0
                                                              1994    102,200           0           0               0
John Shoemaker, Vice President of Sales and
  Marketing............................................       1996    139,977      25,000           0               0
                                                              1995    104,958           0     150,000               0
                                                              1994          0           0           0               0

------------------------

(1) The Company has not paid or granted any long-term compensation awards or payouts.

    The Company's independent directors do not receive compensation for attending Board meetings but are reimbursed for out-of-pocket expenses incurred in connection therewith.

1993 EMPLOYEE STOCK OPTION PLAN

    In May 1993, the Company's stockholders adopted the Company's 1993 Employee Stock Option Plan (the "Plan"), which provides for the grant of stock options intended to qualify as "incentive stock options" and "nonqualified stock options" (collectively "stock options") within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Stock options are issuable to any officer, director, key employee or consultant of the Company. The Plan also allows for the granting of limited stock appreciation rights upon a change of control as defined in the Plan.

    The Company has reserved 1,700,000 shares of Common Stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Board of Directors, which, subject to approval by the Board of Directors, determines which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of Common Stock that may be purchased under each stock option and the stock option price.

    The per share exercise price of incentive stock options may not be less than the fair market value of the Common Stock on the date the option is granted. The aggregate fair market value (determined as of the date the stock option is granted) of the Common Stock that any person may purchase under an incentive stock option in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive incentive stock options under the Plan unless the stock option price is at least 110% of the fair market value of the Common Stock subject to the stock option on the date of grant.

    No incentive stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the stock option may only be exercisable by the optionee. Stock options may be exercised only if the stock option holder remains continuously associated with the Company from the date of grant to the date of exercise. The exercise date of a stock option granted under the Plan cannot be later than ten years from the date of grant. Any stock options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company become available once again for issuance. Shares issued upon exercise of a stock option will rank equally with other shares then outstanding.

    As of December 31, 1996, 1,559,000 stock options have been granted under the Plan, including an aggregate of 1,090,000 stock options granted to officers and directors of the Company at exercise prices ranging from $1.00 to $2.50 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  --------------------------------------------------------------
PRINCIPAL STOCKHOLDERS

    The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of the date of the Report, by (i) each person who is known by the Company to own of record or beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and
(iii) all directors and officers of the Company as a group. The stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock.

                                                                 NUMBER OF
                                                                   SHARES
                                                                BENEFICIALLY   PERCENTAGE
NAME AND ADDRESS                                                    OWNED       OF CLASS
----------------                                                ------------   ----------
Charles A. Fear(1).............................................     25,000         .2%
Level 22 Allendale Square
77 St. Georges Terrace
Perth, Western Australia 6000

Richard L. Horton(2)...........................................    500,000        3.7%
6080 Greenwood Plaza Blvd.
Greenwood Village, CO 80111

Mark R. Davison(3).............................................     25,000         .2%
9th Floor, Kyle House
27-31 Macquarie Place
Sydney NSW 2000
Australia

L. David Sikes(4)..............................................     25,000         .2%
1850 Ramtron Drive
Colorado Springs, CO 80921

George J. Stathakis(4).........................................     25,000         .2%
One Bush Street, 15th Floor
San Francisco, CA 94104

Intag International Limited(5).................................  5,744,298       42.5%
9th Floor, Kyle House
27-31 Macquarie Place
Sydney NSW 2000
Australia

Ramtron International Corporation(6)...........................  5,051,452       38.0%
1850 Ramtron Drive
Colorado Springs, CO 80921

All directors and officers as a group (9 persons)(1)(2)(3)(4)..    860,000        6.2%

- ------------------------

(1) Includes options to purchase 25,000 shares of Common Stock at $2.50 per share until October 26, 2000, or 90 days after termination, whichever is earlier, issued under the Company's 1993 Employee Stock Option Plan. Does not include 5,262,532 shares or 321,766 common stock purchase warrants held by Intag, a publicly-held Australian company for which Mr. Fear serves as Chairman.

(2) Comprised of options to purchase 500,000 shares of Common Stock at $1.00 per share until May 25, 1998 issued under the Company's 1993 Employee Stock Option Plan.

(3) Includes options to purchase 25,000 shares of Common Stock at $2.50 per share until May 15, 2001, or 90 days after termination, whichever is earlier, issued under the Company's 1993 Employee Stock Option Plan. Does not include 5,262,532 shares or 321,766 common stock purchase warrants held by Intag, a publicly-held Australian company for which Mr. Davison serves as a director. See "Item 10."

(4) Includes options to purchase 25,000 shares of Common Stock at $2.50 per share until October 26, 2000, or 90 days after termination, whichever is earlier, issued under the Company's 1993 Employee Stock Option Plan. Does not include 4,800,000 shares or 251,452 common stock purchase warrants held by Ramtron, a publicly-held company for which Mr. Sikes serves as Chairman and Chief Executive Officer and for which Mr. Stathakis serves as a director. See "Item 10."

(5) Includes 200,000 common stock purchase warrants exercisable at $2.50 per share at any time until June 13, 1999 and 121,766 common stock purchase warrants exercisable at $2.50 per share at any time until October 4, 2001. Also includes 160,000 shares issuable upon the conversion of $400,000 of debt at $2.50 per share.

(6) Includes 251,452 common stock purchase warrants exercisable at $2.50 per share at any time until October 4, 2001.

(7) The following individuals are officers and directors of Intag International, LTD. ("Intag"); Dr. Peter Solomon (Chairman), Andreas D. Alexandrou (Secretary), Mark R. Davison (Director), Andrew J. Kroger (Director) and Nathan Spatt (Director). There are no individual or corporate principal stockholders, although two Australian custodial firms, Westpac Custodian Nominees Limited and National Nominees Limited each hold of record more than 10% of Intag's outstanding common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

    In January 1992, the Company initially issued 2,000,000 shares of its Common Stock to each of Ramtron International Corporation ("Ramtron"), Intag International Limited ("Intag") and AWA Limited ("AWA") in connection with the Company's organization. In June 1993, AWA sold its 2,000,000 shares to Intag for $1.50 per share. Ramtron and Intag, which are publicly-held companies, are founders, promoters and principal stockholders of the Company. Subsequently, in November 1994, Ramtron sold 200,000 shares of the Company's Common Stock to Intag for $3.00 per share. See "Item 11."

    In October 1991, the Company entered into a technology license agreement with Ramtron (the "Technology License") which was amended in March 1994, February 1995, and May 1995. Under the Technology License and amendments thereto, Ramtron granted the Company the worldwide, nonexclusive, nontransferable right to design, manufacture, sell, lease and distribute products which incorporate FRAM and contactless technologies regardless of memory size (the "Contactless Products"). As a part of the Technology License, the Company also acquired the rights to any and all improvements in the FRAM technology developed by Ramtron and the right, through December 31, 2005, on an exclusive basis, to design, manufacture, sell, lease and distribute certain contactless products which functionally incorporate a microprocessor. The Company may in the future agree with Ramtron to further amend the Technology License, although there are no such agreements currently.

    In February 1995, the Company agreed to pay $1,000,000 and agreed to issue 1,000,000 shares of its Common Stock to Ramtron in connection with a February 1995 amendment to the Technology License which provided the Company with certain additional rights thereunder. The Company paid $400,000 in cash and was relieved of the $600,000 balance owed on the transaction upon Intag paying $600,000 to Ramtron under the MOU discussed below.

    In May 1995, the Company signed and executed a Memorandum of Understanding ("MOU") with Intag and Ramtron relating to certain amendments to the Technology License, the granting of certain rights to Intag and the conversion to equity of certain of Intag's loans to the Company. Under the MOU, the Company consented to Ramtron granting to Intag, a principal stockholder of the Company, an exclusive right to use (but not manufacture) the FRAM and contactless technology solely for use in conveyor fed or tunnel reader equipped airline, postal and courier applications which do not incorporate a microprocessor. In turn, Ramtron agreed to pay the Company royalties, as defined in the Agreement, on any contactless products which Ramtron sells, leases or distributes to third parties. Ramtron is also obligated to pay the Company 50% of any license fees it receives on contactless products. The Company may sublicense its rights up to five times with Ramtron's consent and to date has sublicensed its rights two times. The Company is required to purchase certain minimum quantities of FRAM chips from Ramtron. As consideration for the rights granted to Intag under the MOU, Intag agreed to pay a total of $1,200,000. Intag paid Ramtron $600,000, paid the Company $200,000 and agreed to pay $400,000 to the Company upon further sub-licensing of the technology to third parties. As additional consideration for the Company approving the granting of rights to Intag under the MOU, Intag converted an aggregate of $2,033,798 of debt due from the Company in exchange for the issuance of 1,062,532 shares of the Company's Common Stock at the respective fair market values of the Company's Common Stock at the date the debt was converted (an average price of $1.91 per share). The $600,000 paid to Ramtron by Intag on behalf of the Company, together with an unrealized deposit from Intag of $100,000, resulted in a $700,000 increase in the Company's paid-in capital.

    In July 1993, the Company entered into a joint venture agreement with Nittetsu Shoji Co. Ltd. ("NS") pursuant to which the Company and NS each purchased a 50% ownership interest in Racom Japan ("RJ"), a Japanese corporation. RJ was formed for the purpose of marketing, distributing and supporting the Company's FRAM technology in Japan. Under the terms of the joint venture agreement, the Company and NS each invested $140,265 in RJ. Subsequently, in August 1994, both parties invested an additional $153,000. In March 1996 the Company entered into a technology licensing supply agreement (the "Supply Agreement") with RJ pursuant to which RJ paid the Company $933,968 for the nonexclusive right and license to use the Company's FRAM technology and for the limited right to design, develop and manufacture FRAM Smart Card products for sale and use in Japan only. The license specifically excludes the right to use FRAM technology in connection with the airline, postal and courier applications granted to Intag. Under the Supply Agreement, RJ is obligated to pay a portion of its sublicense revenues and a royalty on net sales of FRAM Smart Card products to the Company. Also in March 1996, the Company and NS each made a further equity investment in RJ of $466,984 each, and third parties invested $373,587 in RJ, reducing the Company's ownership of RJ to 40%.

    Between April and December 1994, Intag loaned the Company $300,000 which was repaid by the Company in December 1994.

    In February 1995, the Company sold a license to Intag covering marketing rights to sell FRAM technology for Smart Cards in certain Middle Eastern countries.

    In August and December 1995, the Company sold an aggregate of 500,000 shares of its Common Stock to Rohm as a part of a license agreement pursuant to which the Company granted to Rohm a nonexclusive, nonsublicensable, nontransferable right and license to use the FRAM technology in connection with the design, development, manufacture and sale of custom FRAM Smart Card products, solely in Japan. In addition to the Common Stock purchased, Rohm agreed to pay a $1,000,000 license fee to the Company in four equal installments upon reaching certain sales milestones. As of December 31, 1996, the Company had received $500,000 in license fees from Rohm.

    Between August and October 1996, Intag loaned the Company $255,000 and deferred payments of miscellaneous payables due to Intag totaling $49,414 in exchange for which Intag received warrants to purchase 121,766 shares of the Company's Common Stock at $2.50 per share any time until October 4, 2001. During the same time period, Ramtron loaned the Company an aggregate of $175,000 and deferred payments for product purchases which, to date, have totaled $453,630 in exchange for which Ramtron received warrants to purchase 251,452 shares of the Company's Common Stock at $2.50 per share at any time until October 4, 2001.

    At December 31, 1996, the Company was indebted to Intag and Ramtron in the aggregate amount of $935,028 and $94,568, respectively. The Company repaid Intag and Ramtron from proceeds of the IPO approximately $950,000 and $97,000, respectively.

    The Company owes Intag $400,000 for funds it borrowed in order to pay Ramtron a fee in connection with an amendment to the Technology License. The loan is to be repaid upon the Company receiving $400,000 in sublicense revenues from Intag as discussed above. However, as the Company believed it will not receive the sublicense revenues from Intag and thus will not repay the loan, the Company recorded the $400,000 as a reduction in the Technology License as of December 31, 1995. The loan is convertible into the Company's Common Stock at $2.50 per share at any time, but in no event later than, June 30, 1997.

    The Company believes the terms of the above transactions were fair, reasonable and consistent with terms that could be obtained from nonaffiliated third parties. Any future transactions with affiliates of the Company will be approved by the disinterested members of the Company's Board of Directors. Moreover, the Company's securities (other than stock options under the Company's 1993 Employee Stock Option Plan) may not be issued to management, promoters or their respective associates or affiliates without obtaining (i) a fairness opinion from a qualified brokerage firm or appraiser confirming the fairness of the consideration to be received by the Company for the issuance of any such securities and (ii) the written approval of the transaction by a majority of the Company's disinterested directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------  --------------------------------

     a.   Exhibits:

   EXHIBIT NO.              TITLE
   -----------              -----
      1.01      Form of Underwriting Agreement (1)

      1.02      Form of Selling Agreement (1)

      1.03      Form of Representative's Warrant (1)

      1.04      Form of Warrant Agreement (1)

      1.05      Form of Lock-Up Agreement (1)

      3.01      Restated Certificate of Incorporation of the Registrant (1)

      3.02      Restated Bylaws of the Registrant (1)

      5.01 Opinion of Gary A. Agron, regarding legality of the Common Stock (includes Consent) (1)

     10.01      1993 Employee Stock Option Plan (1)

     10.02      Lease Agreement - Greenwood Village Office Facility (1)

     10.03      Joint Venture Agreement (Racom Japan) (1)

     10.04      Exclusive Distributor Agreement (Racom Japan) (1)

     10.05      Technology License Agreement (Racom Japan) (1)

     10.06      Exclusive Distributor Agreement (Racom Japan) (1)

     10.07      Development and Supply Agreement (Bull CP-8) (1)

     10.08      Agreement regarding ferroelectric RFID products (Rohm) (1)

     10.09      Stock Purchase Agreement (Rohm) (1)

     10.10      Settlement Agreement (Intag) (1)

     10.11      Assignment and Security Agreement (Intag) (1)

     10.12      Technology License Agreement (Ramtron) (1)

     10.13      Amendment to Technology License Agreement (Ramtron) (1)

     10.14      Second Amendment to Technology License Agreement (Ramtron) (1)

     10.15      Lock-up Letter (1)

     23.01      Consent of Arthur Andersen LLP (1)

     23.02      Consent of Gary A. Agron (See 5.01 above) (1)

     23.03      Consent of Arthur Andersen LLP (1)

     23.04      Consent of Arthur Andersen LLP (1)

     23.05      Consent of Arthur Andersen LLP (1)

------------
(1) Incorporated by reference into the Registrant's Registration Statement on Form SB-2 (file #333-18351) declared effective on March 12, 1997.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Greenwood Village, Colorado on April 25, 1997.

                                            RACOM SYSTEMS, INC.



                                            By: /s/  RICHARD L. HORTON
                                               -------------------------------
                                                     Richard L. Horton
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on the dates indicated.

       SIGNATURE                     TITLE                       DATE
-------------------------   ----------------------------  -------------------


-------------------------   Chairman of the Board of
    Charles A. Fear                Directors

                            President, Chief Executive
  /s/ RICHARD L. HORTON     Officer, Chief Financial
-------------------------      Officer (Principal            April 25, 1997
   Richard L. Horton        Accounting Officer) and
                                    Director

-------------------------           Director
    Mark R. Davison

   /s/ L. DAVID SIKES
-------------------------           Director                 April 25, 1997
     L. David Sikes

  /s/ GEORGE J. STATHAKIS
-------------------------           Director                 April 25, 1997
   George J. Stathakis