Form 10QSB
period 1997-03-31
RACOM SYSTEMS INC
filed 1997-05-15
CIK 919941

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                     Form 10-QSB

(Mark One)

    /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of  1934

                         For the period ended March 31, 1997

                                          or

             / / Transition Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934


                   For the transition period from         to
                                                  -------    ------


                           Commission File number 000-21907

                                 Racom Systems, Inc.
         -------------------------------------------------------------
           (Exact name of small business issuer as specified in it charter)


             Delaware                                  84-1182875
    -----------------------------                ---------------------
    (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)            Identification Number)

                              6080 Greenwood Village, CO
                             Greenwood Village, CO  80111
                       (Address of principal executive offices)

                                    (303) 771-2077
                             (Issuer's telephone number)

    Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

    There are 13,032,532 shares of the registrant's common stock, $.01 par value outstanding as of April 30, 1997.

                                 RACOM SYSTEMS, INC.
                                     FORM 10-QSB
                                        INDEX

Part I   Financial Information                             Page

    Item 1.   Condensed Balance Sheets as of
              December 31, 1996 and
              March  31, 1997                              1

              Condensed Statements of Operations
              for the three months ended
              March 31, 1996 and 1997                      3


              Condensed Statements of Cash Flows
              for the three months ended
              March 31, 1996 and 1997                      4

              Notes to Condensed Financial Statements      5

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                   6

Part II  Other Information and Signatures                  9

                                 RACOM SYSTEMS, INC.
                               CONDENSED BALANCE SHEETS


               ASSETS                            DECEMBER 31,     MARCH 31,
                                                     1996          1997
                                                 -----------    -----------
                                                                (Unaudited)
Current Assets:
    Cash and cash equivalents                       $314,202     $3,790,568
    Accounts receivable                               79,201         58,987
    Accounts receivable-related party                 33,558         15,797
    Inventory                                        428,401        418,834
    License revenue receivable-related party         646,162        170,890
    Prepaid expenses and other                             -        102,928
                                                 -----------    -----------
Total Current Assets                               1,501,524      4,558,004

Property and Equipment:
    Machinery and equipment                          351,120        353,629
    Furniture and fixtures                            56,801         58,756
    Leasehold improvements                             3,328          3,328
                                                 -----------    -----------
                                                     411,249        415,713
    Less accumulated depreciation                  (260,364)      (285,415)
                                                 -----------    -----------
                                                     150,885        130,298

Investment in joint venture                          257,736        162,705

Other Assets:
    Technology license from related party,
         net of accumulated amortization of
         $684,898 and $724,309, respectively       1,715,102      1,675,691
    Organization costs, net of accumulated
         amortization of $24,873 and $25,730,
         respectively                                    857              -
    Debt issuance costs, net of accumulated
         amortization of $8,788 and $106,587,
         respectively                                 97,799              -
    Deferred offering costs                          161,948              -
                                                 -----------    -----------
                                                   1,975,706      1,675,691
                                                 -----------    -----------
                                                  $3,885,851     $6,526,698
                                                 -----------    -----------
                                                 -----------    -----------

      The accompanying notes are an integral part of these condensed financial statements.

                                 RACOM SYSTEMS, INC.
                               CONDENSED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 DECEMBER 31,     MARCH 31,
                                                     1996          1997
                                                 -----------    -----------
                                                                (Unaudited)
Current Liabilities:
    Accounts payable  and
         accrued liabilities                        $631,425       $690,109
    Accounts payable-related parties                 552,298         34,333
    Notes and interest payable-related party       1,029,596              -
    Bridge notes payable                           1,040,000              -
    Capital lease obligation                           1,331          1,068
    Deferred license revenue-related party            93,397         93,397
                                                 -----------    -----------
Total Current Liabilities                          3,348,047        818,907
Deferred license revenue-related party               303,540        280,191
                                                 -----------    -----------
Total Liabilities                                  3,651,587      1,099,098

Stockholders' Equity:
    Preferred stock, no par value, 5,000,000
         shares authorized, no shares issued
         or outstanding                                    -              -
    Common Stock, $.01 par value, 20,000,000
         shares authorized, 13,032,532 shares
         issued and outstanding                      115,325        130,325
    Additional paid-in capital                    10,272,591     16,281,088
    Accumulated deficit                          (10,153,652)   (10,983,813)
                                                 -----------    -----------

Total Stockholders' equity                           234,264      5,427,600
                                                 -----------    -----------
Total Liabilities and Stockholders' Equity        $3,885,851     $6,526,698
                                                 -----------    -----------
                                                 -----------    -----------

    The accompanying notes are an integral part of these condensed financial statements.

                                 RACOM SYSTEMS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                 Three months ended March 31,
                                                   -------------------------
                                                    1996          1997
                                                   -------------------------
Revenues:
    Product sales                                   $147,775      $31,053
    Product sales-related parties                      6,311       17,416
    Custom product development projects              500,000            -
    License revenues-related party                   466,984      223,365
                                                   ---------    ---------

                                                   1,121,070      271,834
Cost of revenues                                     308,496      115,246
                                                   ---------    ---------
Gross margin                                         812,574      156,588

Operating Expenses:
    Research and development                          96,994      256,409
    General and administrative                       240,817      177,179
    Sales and marketing                              224,373      211,204
    Equity in loss of joint venture                  324,980       95,031
    Amortization expense                              50,306      136,935
                                                   ---------    ---------
                                                     937,470      876,758
                                                   ---------    ---------
Loss from operations                                (124,896)    (720,170)

Other expenses:
    Interest expense                                       -      (39,716)
    Interest expense-related parties                 (12,902)     (17,405)
    Interest income                                    3,701        2,625
    Other                                               (875)     (55,495)
                                                   ---------    ---------
Net loss                                           $(134,972)   $(830,161)
                                                   ---------    ---------
                                                   ---------    ---------


Net loss per share                                    $(0.01)      $(0.07)
Weighted average common and common
    equivalent shares outstanding                 11,844,793   11,782,532
                                                  ----------   ----------
                                                  ----------   ----------

    The accompanying notes are an integral part of these condensed financial statements.

                                 RACOM SYSTEMS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                     Three months ended March 31,
                                                                     -------------------------
                                                                        1996       1997
                                                                       ------     -------
Cash Flows From Operating Activities:
    Net loss                                                         $(134,972)     $(830,161)
    Adjustments to reconcile net loss
    to net cash used in operating activities:
         Depreciation and amortization                                  75,498         65,319
         Equity in loss of joint venture                               324,980         95,031
         Amortization of debt offering costs                                 -         97,799
         Loss of disposal of fixed assets                                  875              -
         Decrease (Increase) in:
              Prepaid expenses                                               -       (102,928)
              Accounts receivable-trade                                 91,467         20,214
              Accounts receivable-related party                         (9,452)        17,761
              Inventory                                               (143,336)         9,567
              License revenue receivable                                     -        475,272
    Increase (decrease) in:
              Accounts payable and accrued liabilities                 134,478         58,684
              Accounts payable-related parties                          46,278       (517,965)
              Deferred license revenue                                 466,984        (23,349)
              Accrued interest                                               -         39,102
              Accrued interest-related party                            12,465         17,405
                                                                     ---------     ----------
Net cash provided by (used in) operating activities                    865,265       (578,249)

Cash Flows From Investing Activities:
    Purchase of fixed assets                                            (5,681)        (4,464)
    Proceeds from sale of fixed assets                                     596              -
    Investment in joint venture                                       (466,984)             -
                                                                     ---------     ----------
Net cash used in investing activities                                 (472,069)        (4,464)

Cash Flows From Financing Activities:
    Proceeds from issuance of common stock                                   -      7,125,000
    Payment of offering costs                                                -       (939,555)
    Repayment on notes payable-related party                                 -     (2,126,103)
    Payments on capital lease liability                                   (177)          (263)
                                                                     ---------     ----------
Net cash (used in) provided by financing activities                       (177)     4,059,079

Net Increase in Cash and Cash Equivalents                              393,019      3,476,366
Cash and Cash Equivalents at Beginning of Period                       512,435        314,202
                                                                     ---------     ----------
Cash and Cash Equivalents at End of Period                            $905,454     $3,790,568
                                                                     ---------     ----------
                                                                     ---------     ----------
Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:
         Interest                                                            -      $  39,102
         Interest-related parties                                            -        287,001

         Income taxes                                                        -              -

    The accompanying notes are an integral part of these condensed financial statements.

                                 RACOM SYSTEMS, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    MARCH 31, 1997

Note 1 - Basis of Presentation

    The accompanying financial information of the Company at March 31, 1997 and for the period then ended and have been prepared from the books and records of the Company without audit. The information is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.

Note 2 - Net Loss Per Common and Common Equivalent Share.

    Net loss per common and common equivalent share has been computed based upon the weighted average number of common shares and common share equivalents outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the offering (using the treasury stock method for common stock equivalents at an assumed offering price of $4.75 per share) have been included in the calculation as if they were outstanding for all periods presented regardless of whether they were antidilutive.

Note 3 - New Accounting Standard

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share". SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basis earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company does not believe that its loss per share calculations will be materially affected as a result of adopting SFAS No. 128.

Note 4 - Tripartite Agreement

    The Company signed an agreement with Ramtron International Corporation ("Ramtron") and Intag International Limited ("Intag") to significantly increase the availability of Ramtron's ferroelectric random access memory
    (FRAM) technology for use in radio frequency identification (RFID) markets and applications. The agreement replaces all existing licensing, supply and memorandum of understanding agreements between the parties. Under the agreement, the Company retained its rights to sublicense Ramtron's ferroelectric technology for use in ferroelectric RFID products to no more than five (5) parties pursuant to Ramtron's approval of such sublicensee. The Company has, to date, sublicensed such technology to two separate companies. Ramtron has agreed to coordinate its own licensing of FRAM technology, including the licensing of FRAM technology for use in RFID applications with the Company, until such time as the Company completes its five sublicensing agreements. The parties to the agreement have agreed to share, with certain limitations, future licensing and royalty revenues associated with such ferroelectric RFID licensing activities. In addition, Ramtron granted the Company the right to purchase certain agreed upon percentages of its FRAM product manufacturing capacity.

Note 5 - Subsequent Events

    On May 7, 1997, Racom Japan ("RJ") sold 3,020 shares of its stock to third parties reducing the Company's ownership to 22.8%. During the second quarter the Company will recognize its proportionate share of the deferred revenue related to this transaction.

    The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the Company's expected performance for any future period. Information contained herein is supplemental to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 and the Company's Prospectus declared effective on March 12, 1997.


                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

    The Company is a leading developer and marketer of contactless smart card systems ("Smart Card(s)") used primarily in electronic commerce. Generally the size of a credit card, Smart Cards are used in a number of consumer applications including (i) access to restricted areas (replacing keys and identification cards), (ii) public transportation fare collection (replacing bus tokens, taxi cab charge cards, airline or railway tickets and the like), (iii) point of sale purchases (replacing cash or credit cards at cafeterias, newsstands and related point of sale locations where speed of purchase is important), and (iv) miscellaneous small monetary transactions (replacing coins and cash at parking lots, in vending machines and public telephones, etc.). Smart Card technology is also used in industrial applications by attaching a "tag" containing the Smart Card technology to the manufactured product in order to track the product from the assembly line through quality control, warehousing, inventory control, distribution and warranty.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

    REVENUES. Revenues decreased $849,236 from $1,121,070 for the three months ended March 31, 1996 ("Interim 1996") to $271,834 for the three months ended March 31, 1997 ("Interim 1997"). Interim 1996 revenues reflect the initial payment under a custom product development contract totaling $500,000 and recognition of revenues on a license from RJ, the Company's joint venture with Nittetsu Shoji Co., Ltd. for the manufacture and sale of FRAM based radio frequency products in Japan of $466,984. The amount received for the license was $933,968. At the time of sale, the Company owned a 50% interest in RJ and, accordingly, 50% of this amount (representing the Company's intercompany profit due to its 50% equity ownership in RJ on the date of the sublicense) was deferred and is being recognized over the life of the related technology license asset owned by RJ, which is five years, commencing on the date of sale. Interim 1996 product revenues reflected a shipment of products totaling $59,000 to one customer for the installation of an automatic fare collection system in Macau. 1997 revenues reflect the final installment owed on a sublicense granted by RJ to a Japanese Company, under which the Company is entitled to 50% of all sublicense revenue earned by RJ. The sublicense resulted in the Company recognizing $200,016 in licensing revenues. Interim 1997 revenues also include $23,349 of licensing revenues recognized from the deferral of the RJ license in 1996 as discussed above.

    COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin decreased from 72.5% in interim 1996 to 57.6% in interim 1997. The gross margin is primarily a result of license revenues which have no associated cost of revenues. The Company has not generated high profit margins on product sales in part because of competition the Company encounters with Contacted Cards which typically are sold at a lower price than the Company's Contactless Smart Cards. Cost of revenues in interim 1996 included $113,440 of costs associated with a custom product development project.

    RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D increased $159,415 from $96,994 in interim 1996 to $256,409 in interim 1997. R&D efforts relating to the Company's Smart Card products expanded significantly during 1996 and interim 1997. In January 1996, the Company began work on a joint development project with Bull CP8. Engineering personnel resources and development costs totaling $113,440 were directly related to the project and are included in cost of revenues for interim 1996.

    GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A decreased $63,638 from $240,817 in interim 1996 to $177,179 in interim 1997. Wages and benefits, office expenses and travel and entertainment expenses did not increase significantly between the interim periods. Interim 1996 included approximately $68,000 for consulting on several projects, including the development of the Tran$Cash Group, one vertical marketing approach currently being pursued by the Company which focuses on full, turn-key, entrepreneurial solutions for electronic fare and toll collection and e-ticketing in major transportation markets.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased $13,169 from $224,373 in interim 1996 to $211,204 in interim 1997. Wages and benefits between the interim periods increased by approximately $24,000 due to the hiring of the Vice President of Business Development in June 1996 and the hiring of a product line marketing director in February 1997. Interim 1996 included approximately $21,000 for consulting fees related to developing the Company's products for use in the airline industry. Interim 1996 also included the cost of approximately $18,000 of demonstration equipment used in sales and marketing activities.

    EQUITY IN LOSS OF JOINT VENTURE. At March 31, 1997, the Company owned 40% of RJ, decreased from 50% as of March 29, 1996. RJ was formed in 1993 for the purpose of marketing, distributing and supporting the Company's Smart Card products to be sold in Japan. The Company accounts for its investment on the equity method and has recorded its share of RJ losses in its financial statements to the extent of capital invested in RJ by the Company. The equity in the losses of RJ decreased $229,949 from $324,980 in interim 1996 to $95,031 in interim 1997. In interim 1996, the Company invested an additional $466,984 in RJ. Subsequently, third parties also invested in RJ thereby reducing the Company's ownership to 40%. During 1996, the Company recognized $141,953 of previously unrecognized losses from the prior year in excess of its investment through December 31, 1995. RJ's losses were primarily related to ongoing research and development activities as well as longer sales cycles and trial tests demanded by Japanese customers.

    AMORTIZATION EXPENSE. The Company's primary asset is a technology license ("Technology License') related to the design and manufacture of its Smart Card products. The asset is amortized over its estimated useful life on a straight line basis. Interim 1997 also includes $96,667 of amortization of debt issuance costs associated with the bridge loan financing upon repayment of the debt in March 1997.

    OTHER INCOME (EXPENSE). During interim 1996, the Company incurred $12,902 in interest expense on various notes payable to Intag. The notes were due on demand and carried annual interest of 10%. During interim 1997, the Company incurred $57,121 in interest expense on various notes payable to Intag, Ramtron and a group of lenders. The notes to Intag carried interest at 10% and the notes to Ramtron and the group of lenders carried interest at prime plus 2%. The notes and accrued interest were paid during interim 1997 upon completion of the Company's initial public offering ("IPO"). Interim 1997 included approximately $26,000 in currency exchange losses on the sub-licensing transaction completed with RJ. Interim 1997 also reflects approximately $30,000 withheld from the sublicensing transaction completed with RJ for a 3% Japanese consumption tax.

    NET LOSS. The Company is a C Corporation under the Internal Revenue Code and for income tax reporting purposes as of December 31, 1996, has approximately $9,600,000 of net operating loss carryforwards that expire at various dates through 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to the Company in any given year if certain events occur, including significant changes in ownership interests.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary need for capital has been to finance expansion of research and development of new Smart Card products, sales and marketing of its products and operations. Substantial growth of the Company's revenues has been limited due to limited financial resources and an inability to expand receivables, build inventory and effectively sell and market Smart Card products. The Company has financed its liquidity needs primarily through completion of its March 1997 IPO.

    At March 31, 1997, the Company's cash position was $3,790,568, an increase of $3,476,366 from $314,202 as of December 31, 1996. During March 1997 the Company completed its IPO generating gross proceeds of $7,125,000, and net proceeds of $6,185,445. The Company used proceeds from the IPO to repay outstanding debt and accrued interest of $2,126,103 and pay down accounts payable by approximately $518,000. The Company received $475,272 of license revenues receivable outstanding at December 31, 1996. The remaining proceeds from the IPO will be used to fund working capital, expand sales and marketing of the Smart Card products and continue research and development activities of new Smart Card products.

    Based on management's current projections, the Company believes that its financial resources and cash flows from operations will be sufficient to finance its current and planned operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.



Part II. Other Information

Item 1.  Legal Proceedings
         -----------------
              None.

Item 2.  Changes in Securities
         ---------------------
              None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
              None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
              None

Item 5.  Other
         -----
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a.)      Exhibits:

    Exhibit No.         Title
    -----------         -----
    10.16* Tripartite Technology Agreement entered into April 15, 1997 between Racom Systems, Inc., Ramtron International Corporation and Intag International Limited.

    27.01          Financial Data Schedule

    * "Confidential treatment has been granted or requested with respect to portions of this exhibit, and such portions have been replaced with "**". Such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule 24b-2."

    (b)  Reports on Form 8-K

         The Company filed a Report on Form 8-K, dated May 2, 1997, in connection with the execution of a Tripartite Agreement between the Company, Ramtron and Intag which significantly increases the availability of Ramtron's ferroelectric random access memory (FRAM) technology for use in radio frequency identification (RFID) markets and applications.

                                      SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Greenwood Village, Colorado on May 15, 1997.


Racom Systems, Inc.


/s/ Richard L. Horton
----------------------
Richard L. Horton
President and Chief Executive Officer


May 15, 1997