Form 10QSB
period 1997-06-30
RACOM SYSTEMS INC
filed 1997-08-14
CIK 919941

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                     Form 10-QSB

(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                    For the Quarterly period ended June 30, 1997

                                       or

         [ ] Transition Report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

                  For the transition period from _______ to _______

                           Commission File number 000-21907

                                 Racom Systems, Inc.
            --------------------------------------------------------------
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

     There are 13,032,532 shares of the registrant's common stock, no par value outstanding as of July 31, 1997.

                                 RACOM SYSTEMS, INC.
                                     FORM 10-QSB
                                        INDEX

       Part I   Financial Information                              Page
                                                                   ----
              Item 1.   Condensed Balance Sheets as of
                        December 31, 1996 and
                        June 30, 1997                                1

                        Condensed Statements of Operations
                        for the three and six months ended
                        June 30, 1996 and 1997                       3

                        Condensed Statements of Cash Flows
                        for the six months ended
                        June 30, 1996 and 1997                       4

                        Notes to Condensed Financial Statements      6

              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                   8

Part II  Other Information and Signatures                           14

                                 RACOM SYSTEMS, INC.
                               CONDENSED BALANCE SHEETS


                    ASSETS                         December 31,      June 30,
                                                      1996            1997
                                                   ----------      -----------
                                                                   (Unaudited)
Current Assets:
  Cash and cash equivalents                        $  314,202      $2,757,264
  Accounts receivable                                  79,201          82,909
  Accounts receivable-related party                    33,558          30,237
  Inventory                                           428,401         377,680
  License revenue receivable-related party            646,162               -
  Prepaid expenses and other                                -          76,047
                                                   ----------      ----------
Total Current Assets                                1,501,524       3,324,137
Property and Equipment :
  Machinery and equipment                             351,120         365,993
  Furniture and fixtures                               56,801          58,756
  Leasehold improvements                                3,328           3,328
                                                   ----------      ----------
                                                      411,249         428,077
  Less accumulated depreciation                      (260,364)       (310,292)
                                                   ----------      ----------
                                                      150,885         117,785

Investment in joint venture                           257,736         315,346
Other Assets:
  Technology license from related party,
       net of accumulated amortization of
       $684,898 and $763,720, respectively          1,715,102       1,636,280
  Organization costs, net of accumulated
       amortization of $24,873 and $25,730,
       respectively                                       857               -
  Debt issuance costs, net of accumulated
       amortization of $8,788 and $106,587,
       respectively                                    97,799               -
  Deferred offering costs                             161,948               -
                                                   ----------      ----------
                                                    1,975,706       1,636,280
                                                   ----------      ----------
                                                   $3,885,851      $5,393,548
                                                   ----------      ----------
                                                   ----------      ----------

                   The accompanying notes are an integral part
                     of these condensed financial statements.
                                        Page 1

                                 RACOM SYSTEMS, INC.
                               CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  December 31,      June 30,
                                                     1996            1997
                                                 ------------    ------------
                                                                 (Unaudited)
Current Liabilities:
  Accounts payable  and
    accrued liabilities                          $    631,425        $390,997
  Accounts payable-related parties                    552,298           3,390
  Notes and interest payable-related party          1,029,596               -
  Bridge notes payable                              1,040,000               -
  Capital lease obligation                              1,331             780
  Deferred license revenue-related party               93,397          93,397
                                                 ------------    ------------
Total Current Liabilities                           3,348,047         488,564
Deferred license revenue-related party                303,540          65,298
                                                 ------------    ------------
Total Liabilities                                   3,651,587         553,862

Stockholders' Equity:
  Preferred stock, no par value, 5,000,000
    shares authorized, no shares issued
    or outstanding                                          -               -
  Common Stock, $.01 par value, 20,000,000
    shares authorized, 13,032,532 shares
    issued and outstanding                            115,325         130,325
  Additional paid-in capital                       10,272,591      16,456,143
  Accumulated deficit                             (10,153,652)    (11,746,782)
                                                 ------------    ------------
Total Stockholders' equity                            234,264       4,839,686
                                                 ------------    ------------
Total Liabilities and Stockholders' Equity       $  3,885,851    $  5,393,548
                                                 ------------    ------------
                                                 ------------    ------------

                     The accompanying notes are an integral part
                       of these condensed financial statements.

                                 RACOM SYSTEMS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                     Three months ended              Six months ended
                                                          June 30,                       June 30,
                                                 -------------------------     --------------------------
                                                     1996         1997             1996          1997
                                                 -------------------------     --------------------------
Revenues:
    Product sales                                $   64,699     $   74,883     $  212,474     $   105,936
    Product sales-related parties                    34,318         47,039         40,629          64,455
    Custom product development projects             100,000              -        600,000               -
    License revenues-related party                   23,349        214,893        490,333         438,258
                                                 ----------     ----------     ----------     -----------
                                                    222,366        336,815      1,343,436         608,649
Cost of revenues                                    307,000        128,604        615,496         243,850
                                                 ----------     ----------     ----------     -----------
Gross margin                                        (84,634)       208,211        727,940         364,799

Operating Expenses:
    Research and development                         81,207        300,852        178,201         557,261
    General and administrative                      225,104        296,557        465,921         473,736
    Sales and marketing                             207,172        278,149        431,545         489,353
    Equity in loss of joint venture                 100,214        103,343        425,194         198,374
    Amortization expense                             40,697         39,411         91,003         176,346
                                                 ----------     ----------     ----------     -----------
                                                    654,394      1,018,312      1,591,864       1,895,070
                                                 ----------     ----------     ----------     -----------
Loss from operations                               (739,028)      (810,101)      (863,924)     (1,530,271)

Other expenses:
    Interest expense                                      -           (750)             -         (40,466)
    Interest expense-related parties                (13,349)             -        (26,251)        (17,405)
    Interest income                                   3,208         47,177          6,909          49,802
    Other                                                 -            705           (875)        (54,790)
                                                 ----------     ----------     ----------     -----------
Net loss                                         $ (749,169)    $ (762,969)    $ (884,141)    $(1,593,130)
                                                 ----------     ----------     ----------     -----------
                                                 ----------     ----------     ----------     -----------
Net loss per share                               $    (0.06)    $     (.06)    $    (0.07)    $      (.13)
Weighted average common and common
    equivalent shares outstanding                11,844,793     12,407,532     11,844,793      12,407,532
                                                 ----------     ----------     ----------     -----------
                                                 ----------     ----------     ----------     -----------

                       The accompanying notes are an integral part
                        of these condensed financial statements.

                               RACOM SYSTEMS, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Six months ended
                                                                       June 30,
                                                                -----------------------
                                                                   1996          1997
                                                                ---------    -----------
Cash Flows From Operating Activities:
  Net loss                                                      $(884,141)   $(1,593,130)
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
       Depreciation and amortization                              141,388        129,607
       Equity in loss of joint venture                            425,194        198,374
       Amortization of debt offering costs                              -         97,799
       Decrease (Increase) in:
          Prepaid expenses                                              -        (76,047)
          Accounts receivable-trade                               (52,539)        (3,708)
          Accounts receivable-related party                         3,198          3,321
          Inventory                                              (112,444)        50,721
          License revenue receivable                                    -        646,162
       Increase (decrease) in:
          Accounts payable and accrued liabilities                466,514       (240,428)
          Accounts payable-related parties                       (342,753)      (548,908)
          Deferred license revenue                                443,635       (238,242)
          Accrued interest                                              -         39,102
          Accrued interest-related party                           25,068         17,405
                                                                ---------    -----------
Net cash provided by (used in) operating activities               113,120     (1,517,972)

Cash Flows From Investing Activities:
       Purchase of fixed assets                                   (22,877)       (16,828)
       Investment in joint venture                               (466,984)             -
                                                                ---------    -----------
Net cash used in investing activities                            (489,861)       (16,828)

Cash Flows From Financing Activities:
       Proceeds from issuance of common stock                           -      7,125,000
       Payment of offering costs                                        -     (1,020,484)
       Repayment on notes payable-related party                         -     (2,126,103)
       Payments on capital lease liability                           (361)          (551)
                                                                ---------    -----------
Net cash (used in) provided by financing activities                  (361)     3,977,862

                   The accompanying notes are an integral part
                     of these condensed financial statements.
                                     Page 4

Net (Decrease) Increase in Cash and Cash Equivalents      (377,102)    2,443,062
                                                          --------    ----------

Cash and Cash Equivalents at Beginning of Period           512,435       314,202
                                                          --------    ----------

Cash and Cash Equivalents at End of Period                $135,333    $2,757,264
                                                          --------    ----------
                                                          --------    ----------

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:
       Interest                                                  -       $39,852
       Interest-related parties                                  -      $287,001
       Income taxes                                              -             -


Supplemental Schedule of Noncash Investing and Financing Activities:

During Second Quarter 1997, the Company recognized a $255,984 gain on its investment in Racom Japan ("RJ") as a result of the investee's issuance of additional shares in accordance with SAB 51. Due to RJ's history of continuing operating losses and questions regarding RJ's ability to continue in existence, the Company recognized the increase in the investment as a corresponding increase to additional paid in capital.

                   The accompanying notes are an integral part
                     of these condensed financial statements.
                                     Page 5

                              RACOM SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


Note 1 - Basis of Presentation

    The accompanying financial information of the Company at June 30, 1997 and for the period then ended and have been prepared from the books and records of the Company without audit. The information is prepared in accordance with the rules prescribed for filing condensed Second Quarter financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the Second Quarter information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the Second Quarter information not misleading, have been made. Results of operations for the three months ended or the six months ended June 30, 1997 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.

Note 2 - Net Loss Per Common and Common Equivalent Share

    Net loss per common and common equivalent share has been computed based upon the weighted average number of common shares and common share equivalents outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the offering (using the treasury stock method for common stock equivalents at an assumed offering price of $4.75 per unit) have been included in the calculation as if they were outstanding for all periods presented regardless of whether they were antidilutive.

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

Note 4 - Tripartite Agreement

    On April 15, 1997, the Company signed an agreement with Ramtron International Corporation ("Ramtron") and Intag International Limited ("Intag") to significantly increase the availability of Ramtron's ferroelectric random access memory (FRAM) technology for use in radio frequency identification (RFID) markets and applications. The agreement replaces all existing licensing, supply and memorandum of understanding agreements between the parties. Under the agreement, the Company retained the rights to sublicense Ramtron's ferroelectric technology for use in ferroelectric RFID products to no more than five (5) parties pursuant to Ramtron's approval. The Company has, to date, sublicensed such technology to two separate companies. Ramtron has agreed to coordinate its own licensing of FRAM technology, including the licensing of FRAM technology for use in RFID applications with the Company, until such time as the Company completes its five sublicensing agreements. The parties to the agreement have agreed to share, with certain limitations, future licensing and royalty revenues associated with such ferroelectric RFID licensing activities. In addition, Ramtron granted the Company the right to purchase certain agreed upon percentages of its FRAM product manufacturing capacity.

Note 5 - Equity Investee

    On May 7, 1997, Racom Japan ("RJ") sold 3,020 shares of its stock to third parties reducing the Company's ownership to 22.8%. In conjunction with a prior license sale to RJ, the Company recognized its proportionate share of previously deferred revenue of $199,010 as a result of its decreased ownership percentage. The underlying basis difference of $255,984 as a result of the sale by RJ to third parties was treated as a capital transaction in accordance with SAB 51.

  The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the Company's expected performance for any future period. Information contained herein is supplemental to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 and the Company's Prospectus filed effective March 12, 1997.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

    REVENUES. Revenues increased $114,449 from $222,366 for the three months ended June 30, 1996 ("Second Quarter 1996") to $336,815 for the three months ended June 30, 1997 ("Second Quarter 1997"). Product revenues increased slightly from $99,017 in Second Quarter 1996 to $121,922 in Second Quarter 1997. Second Quarter 1996 revenues reflect the second payment under a custom product development contract of $100,000 and recognition of revenues on a license from RJ, the Company's joint venture with Nittetsu Shoji Co., Ltd. for the manufacture and sale of FRAM based radio frequency products in Japan of $23,349. The amount received for the license was $933,968. At the time of sale, the Company owned a 50% interest in RJ and, accordingly, 50% of this amount (representing the Company's intercompany profit due to its 50% equity ownership in RJ on the date of the sublicense) was deferred and is being recognized over the life of the related technology license asset owned by RJ, which is five years, commencing on the date of sale. Second Quarter 1997 reflects the recognition of $199,010 of the previously deferred revenue upon the completion of the issuance of common stock of Racom Japan to third parties, thereby reducing the Company's ownership to 22.8%.

         COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin increased from (38%) in Second Quarter 1996 to 62% in Second Quarter 1997. The gross margin is primarily a result of license revenues which have no associated cost of revenues. The Company has not generated high profit margins on product sales in part because of competition the Company encounters with Contacted Cards which typically are sold at a lower price than the Company's Contactless Smart Cards. Cost of revenues in Second Quarter 1996 included $140,633 of costs associated with a custom product development project. Second
    Quarter 1997 did not include any costs associated with a custom development project.

    RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D increased $219,645 from $81,207 in Second Quarter 1996 to $300,852 in Second Quarter 1997. R&D efforts relating to the Company's Smart Card products expanded significantly during 1996 and 1997. In January 1996, the Company began work on a joint development project with Bull CP8. Engineering personnel resources and development costs totaling $97,677 were directly related to the project and are included in cost of revenues for Second Quarter 1996. Wages and benefit costs for Second Quarter 1997 are approximately $20,000 higher than Second Quarter 1996 due to annual wage increases which went into effect in July 1996, combined with the hiring of a software engineer. Second Quarter 1997 also includes approximately $100,000 in additional engineering consulting/contract services over Second Quarter 1996 required to develop card packaging for the Company's new product line and to further develop software applications to be used with the Smart Card Systems.

    GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A increased $71,453 from $225,104 in Second Quarter 1996 to $296,557 in Second Quarter 1997. Second Quarter 1997 includes increasing expenditures approximating $45,000 relating to investor relations consulting, securities legal and NASDAQ filing expenses incurred after the Company's IPO. The Company also recognized approximately $22,000 relating to the Directors and Officers Liability Insurance policy which was paid upon the Company completing its IPO in March 1997.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $70,977 from $207,172 in Second Quarter 1996 to $278,149 in Second Quarter 1997. Wages and benefits between the Second Quarter periods increased by approximately $43,000 due to the hiring of the Vice President of Business Development in June 1996 and the hiring of a product line marketing director in February 1997. Approximately $14,000 of the Vice President of Operations' wages and benefits were allocated to marketing expenses as a result of his increased efforts in marketing one of the Company's major product lines. Second Quarter 1997 also includes approximately $16,000 of travel, printing and trade show expenses related to the Company's participation in the CardTech/SecureTech show in Orlando in April 1997. The Company participated in a similar show in First Quarter 1996.

    EQUITY IN LOSS OF JOINT VENTURE. The Company currently owns 22.8% of RJ. RJ was formed in 1993 for the purpose of marketing, distributing and supporting the Company's Smart Card products to be sold in Japan. The Company accounts for its investment on the equity method and has recorded its share of RJ's losses in its financial statements to the extent of capital invested in RJ by the Company. The equity in the losses of RJ were consistent between the Second Quarter periods. RJ's losses were primarily related to ongoing research and development activities as well as longer sales cycles and trial tests demanded by
    Japanese customers.

    AMORTIZATION EXPENSE. The Company's primary asset is a technology license related to the design and manufacture of its Smart card products. The asset is amortized over its estimated useful life on a straight line basis.

    OTHER INCOME (EXPENSE). During Second Quarter 1996, the Company incurred $13,349 in interest expense on various notes payable to Intag. The notes were due on demand and carried annual interest of 10%. The notes and accrued interest were paid during First Quarter 1997 upon completion of the initial public offering ("IPO").
    During Second Quarter 1997 the Company earned $47,177 in interest income. The Company invested the proceeds from the IPO in a Government Obligations Fund which earned an average of 5.00% for the quarter. The Fund has an average maturity of 42 days.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

    REVENUES. Revenues decreased $734,787 from $1,343,436 for the six months ended June 30, 1996 ("Interim 1996") to $608,649 for the six months ended June 30, 1997 ("Interim 1997"). Interim 1996 revenues reflect the initial payment and the first milestone completed under a custom product development contract totaling $600,000 and recognition of revenues on a license from RJ, the Company's joint venture with Nittetsu Shoji Co., Ltd. for the manufacture and sale of FRAM based radio frequency products in Japan of $466,984. The amount received for the license was $933,968. At the time of the sale, the Company owned a 50% interest in RJ and, accordingly, 50% of this amount (representing the Company's intercompany profit due to its 50% equity ownership in RJ on the date of the sublicense) was deferred and is being recognized over the life of the related technology license asset owned by RJ, which is five years, commencing on the date of sale. Interim 1996 product revenues reflected a shipment of products totaling $59,000 to one customer for the installation of an automatic fare collection system in Macau. Interim 1997 revenues reflect the final installment owed on a sublicense granted by RJ to Fujitsu Limited, a Japanese Company, under which the Company is entitled to 50% of all sublicense revenue earned by RJ. The sublicense resulted in the Company recognizing $200,016 in licensing revenues. Interim 1997 revenues also include $238,242 of licensing revenues recognized from the deferral of the RJ license in 1996 as discussed above pursuant to the Company's ownership percentage being reduced to 22.8%.

    COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin increased from 54% in Interim 1996 to 60% in Interim 1997. The gross margin is primarily a result of license revenues which have no associated cost of revenues. The Company has not generated high profit margins on product sales in part because of competition the Company encounters with Contacted Cards which typically are sold at a lower price than the Company's Contactless Smart Cards. Cost of revenues in Interim 1996 included $254,073 of costs associated with a custom product development project. Interim 1997 did not include any costs associated with a custom development project.

    RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D increased $379,060 from $178,201 in Interim 1996 to $557,261 in Interim 1997. R&D efforts relating to the Company's Smart Card products expanded significantly during 1996 and 1997. In January 1996, the Company began work on a joint development project with Bull CP8. Engineering personnel resources and development costs totaling $192,571 were directly related to the project and are included in cost of revenues for Interim 1996. Wages and benefit costs for Interim 1997 are approximately $20,000 higher than Interim 1996 due to annual wage increases which went into effect in July 1996, combined with the hiring of a software engineer. Interim 1997 also includes approximately $153,000 in additional engineering consulting/contract services over Interim 1996 required to develop card packaging for the Company's new product line and to further develop software applications to be used with the Smart Card Systems.

    GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A increased $7,815 from $465,921 in Interim 1996 to $473,736 in Interim 1997. Interim 1996 included approximately $68,000 for consulting on several projects, including the development of the Tran$Cash Group, one vertical marketing approach currently being pursued by the Company which focuses on full, turn-key, entrepreneurial solutions for electronic fare and toll collection and e-ticketing in major transportation markets. These consulting arrangements did not continue into 1997. Interim 1997 includes increasing expenditures approximating $45,000 relating to investor relations consulting, securities legal and NASDAQ filing expenses incurred after the Company's IPO. The Company also recognized approximately $22,000 relating to the Directors and Officers Liability Insurance policy which was paid upon the Company completing its IPO in March 1997.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $57,808 from $431,545 in Interim 1996 to $489,353 in
    Interim 1997. Interim 1996 included approximately $21,000 for consulting fees related to developing the Company's products for use in the airline industry. Interim 1996 also included the cost of approximately $18,000 of demonstration equipment used in sales and marketing activities. Wages and benefits between the Interim periods increased by approximately $82,000 due to the hiring of the Vice President of Business Development in June 1996 and the hiring of a product line marketing director in February 1997.
    Approximately $14,000 of the Vice President of Operations' wages and benefits were allocated to marketing expenses in Interim 1997 as a result of his increased efforts in marketing one of the Company's major product lines.

    EQUITY IN LOSS OF JOINT VENTURE. The Company currently owns 22.8% of RJ. RJ was formed in 1993 for the purpose of marketing, distributing and supporting the Company's Smart Card products to be sold in Japan.
    The Company accounts for its investment on the equity method and has recorded its share of RJ's losses in its financial statements to the extent of capital invested in RJ by the Company. The equity in the losses of RJ decreased $226,820 between the Interim periods from $425,194 during Interim 1996 to $198,374 during Interim 1997. Interim 1996 included $141,953 of previously unrecognized losses from the prior year in excess of its investment through December 31, 1995. During Interim 1996, the Company recognized 40%-50% of RJ's losses based on its ownership interest at that time, which was later reduced to 22.8% during Interim 1997. RJ's losses decreased between the Interim periods due to its completion of a sublicense agreement with Fujitsu Limited of Tokyo, Japan, during Interim 1997. RJ's continuing losses are primarily related to ongoing research and development activities as well as longer sales cycles and trial tests demanded by Japanese customers.

    AMORTIZATION EXPENSE. The Company's primary asset is a technology license related to the design and manufacture of its Smart card products. The asset is amortized over its estimated useful life on a straight line basis.

    OTHER INCOME (EXPENSE). During Interim 1996 the Company incurred $26,251 in interest expense on various notes payable to Intag. The notes were due on demand and carried annual interest of 10%. During Interim 1997, the Company incurred $57,871 in interest expense on various notes payable to Intag, Ramtron and a group of lenders. The notes to Intag carried interest at 10% and the notes to Ramtron and the group of lenders carried interest at prime plus 2%. The notes and accrued interest were paid during Interim 1997 upon completion
    of the initial public offering ("IPO").   During Interim 1997 the
    Company earned $49,802 in interest income. The Company invested the proceeds from the IPO in a Government Obligations Fund which earned an average of 5.00% for the quarter. The Fund has an average maturity of 42 days. Other expenses during Interim 1997 included $29,126 withheld from the proceeds of the license revenue earned on the sublicense to Fujitsu for Japanese taxes, $7,110 for bad debt expense and approximately $20,000 in currency exchange losses.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary need for capital has been to finance expansion of research and development of new Smart Card products, sales and marketing of its products and operations. Substantial growth of the Company's revenues has been limited due to limited financial resources and an inability to expand receivables, build inventory and effectively sell and market Smart Card products. The Company has financed its liquidity needs primarily through completion of its recent initial public offering.

    At June 30, 1997, the Company's cash position was $2,757,264, an increase of $2,443,062 from $314,202 as of December 31, 1996. During March 1997 the Company completed its IPO. Gross proceeds from the IPO were $7,125,000. Net proceeds from the offering were $6,104,516. The Company used proceeds from the IPO to repay outstanding debt and accrued interest of $2,126,103 and pay down accounts payable by approximately $550,000. The company received $646,162 of license revenues receivable outstanding at December 31, 1996. The remaining proceeds from the IPO will be used to fund working capital, expand sales and marketing of the Smart Card products and continue research and development activities of new Smart Card products.

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

Part II. Other Information

Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other
         -----
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a.)  Exhibits:

    Exhibit No.              Title
    -----------              -----
    27.01          Financial Data Schedule


    (b)  Reports on Form 8-K

    The Company filed a Report on Form 8-K, dated May 22, 1997, in connection with the announcement that it had allowed Racom Japan, Inc. ("RJ") a Japanese corporation of which the Company owns 22.8%, to enter into a custom product development project with Fujitsu Limited ("Fujitsu") of Tokyo, Japan, to jointly develop, manufacture and market contactless smart card systems for use in Electronic Commerce.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Greenwood Village, Colorado on August 14, 1997.

Racom Systems, Inc.




---------------------------
Richard L. Horton
President and Chief Executive Officer


August 14, 1997