Form 10QSB
period 1997-09-30
RACOM SYSTEMS INC
filed 1997-11-12
CIK 919941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                    For the Quarterly period ended September 30, 1997

                                       or

         [ ] Transition Report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File number 000-21907

Racom Systems, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                        84-1182875
-----------------------------              ---------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)          Identification Number)

6080 Greenwood Village, CO
Greenwood Village, CO 80111
(Address of principal executive offices)

(303) 771-2077
(Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                       --    --
     There are 13,192,532 shares of the registrant's common stock, no par value outstanding as of September 30, 1997.

RACOM SYSTEMS, INC.
FORM 10-QSB
INDEX

Part I   Financial Information                                            Page

         Item 1.   Condensed Balance Sheets as of
                     December 31, 1996 and
                     September 30, 1997                                     1

                   Condensed Statements of Operations
                     for the three and nine months ended
                     September 30, 1996 and 1997                            3

                   Condensed Statements of Cash Flows
                     for the nine months ended
                     September 30, 1996 and 1997                            4

                   Notes to Condensed Financial Statements                  6

         Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                             8

Part II  Other Information and Signatures                                  12

RACOM SYSTEMS, INC.
CONDENSED BALANCE SHEETS

                     ASSETS                      DECEMBER 31,    SEPTEMBER 30,
                                                     1996            1997
                                                 -----------     -------------
                                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents                       $  314,202       $1,977,684
  Accounts receivable                                 79,201           41,845
  Accounts receivable-related party                   33,558           23,859
  Inventory                                          428,401          386,081
  License revenue receivable-related party           646,162                -
  Prepaid expenses and other                               -           84,359
                                                  ----------       ----------
Total Current Assets                               1,501,524        2,513,828
Property and Equipment:
  Machinery and equipment                            351,120          399,385
  Furniture and fixtures                              56,801           58,756
  Leasehold improvements                               3,328            3,328
                                                  ----------       ----------
                                                     411,249          461,469
  Less accumulated depreciation                     (260,364)        (332,634)
                                                  ----------       ----------
                                                     150,885          128,835

Investment in joint venture                          257,736          358,015
Other Assets:
  Technology license from related party,
       net of accumulated amortization of
       $684,898 and $803,131, respectively         1,715,102        1,596,869
  Organization costs, net of accumulated
       amortization of $24,873 and $25,730,
       respectively                                      857                -
  Debt issuance costs, net of accumulated
       amortization of $8,788 and $106,587,
       respectively                                   97,799                -
  Deferred offering costs                            161,948                -
                                                  ----------       ----------
                                                   1,975,706        1,596,869
                                                  ----------       ----------
                                                  $3,885,851       $4,597,547
                                                  ----------       ----------
                                                  ----------       ----------

The accompanying notes are an integral part of these condensed financial statements.

RACOM SYSTEMS, INC.
CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  DECEMBER 31,   SEPTEMBER 30,
                                                      1996          1997
                                                  ------------   ------------
                                                                  (Unaudited)
Current Liabilities:
  Accounts payable and
  accrued liabilities                             $    631,425   $    393,853
  Accounts payable-related parties                     552,298          7,200
  Notes and interest payable-related party           1,029,596              -
  Bridge notes payable                               1,040,000              -
  Capital lease obligation                               1,331            464
  Deferred license revenue-related party                93,397         42,600
                                                  ------------   ------------
Total Current Liabilities                            3,348,047        444,117
Deferred license revenue-related party                 303,540        105,445
                                                  ------------   ------------
Total Liabilities                                    3,651,587        549,562

Stockholders' Equity:
  Preferred stock, no par value, 5,000,000
       shares authorized, no shares issued
       or outstanding                                        -              -
  Common Stock, $.01 par value, 20,000,000
       shares authorized, 13,192,532 shares
       issued and outstanding                          115,325        131,925
  Additional paid-in capital                        10,272,591     16,454,543
  Accumulated deficit                              (10,153,652)   (12,538,483)
                                                  ------------   ------------
Total Stockholders' equity                             234,264      4,047,985
                                                  ------------   ------------
Total Liabilities and Stockholders' Equity        $  3,885,851   $  4,597,547
                                                  ------------   ------------
                                                  ------------   ------------

The accompanying notes are an integral part of these condensed financial statements.

RACOM SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                              Three months ended            Nine months ended
                                                                 September 30,                September 30,
                                                           -------------------------    --------------------------

                                                              1996           1997          1996           1997
                                                           ----------     ----------    -----------    -----------
Revenues:
  Product sales                                            $    9,671     $   51,625    $   222,145    $   157,561
  Product sales-related parties                                43,436          6,943         84,065         71,398
  Custom product development projects                               -              -        600,000              -
  License revenues-related party                               23,349         10,650        513,682        448,908
                                                           ----------     ----------    -----------    -----------
                                                               76,456         69,218      1,419,892        677,867
Cost of revenues                                              227,191         74,433        842,687        318,283
                                                           ----------     ----------    -----------    -----------
Gross margin                                                 (150,735)        (5,215)       577,205        359,584

Operating Expenses:
  Research and development                                    227,140        272,675        405,341        829,936
  General and administrative                                  188,154        279,567        654,075        753,303
  Sales and marketing                                         217,893        258,992        649,438        748,345
  Equity in loss (income) of joint venture                     41,790        (42,669)       466,984        155,705
  Amortization expense                                         40,697         39,411        131,700        215,757
                                                           ----------     ----------    -----------    -----------
                                                              715,674        807,976      2,307,538      2,703,046
                                                           ----------     ----------    -----------    -----------
Income (loss) from operations                                (866,409)      (813,191)    (1,730,333)    (2,343,462)

Other expenses:
  Interest expense                                                  -           (525)             -        (40,991)
  Interest expense-related parties                            (15,903)             -        (42,154)       (17,405)
  Interest income                                                 183         30,544          7,092         80,346
  Other                                                         5,240         (8,529)         4,365        (63,319)
                                                           ----------     ----------    -----------    -----------
Net income (loss)                                          $ (876,889)    $ (791,701)   $(1,761,030)   $(2,384,831)
                                                           ----------     ----------    -----------    -----------
                                                           ----------     ----------    -----------    -----------
Net income (loss) per share                                    $(0.07)        $(0.06)        $(0.15)         $(.19)
Weighted average common and common
  equivalent shares outstanding                            11,844,793     12,633,643     11,844,793     12,633,643
                                                           ----------     ----------    -----------    -----------
                                                           ----------     ----------    -----------    -----------

The accompanying notes are an integral part of these condensed financial statements.

RACOM SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          Nine months ended
                                                            September 30,
                                                      -------------------------
                                                          1996          1997
                                                      -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                            $(1,761,030)  $(2,384,831)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                         209,789       191,360
    Equity in loss of joint venture                       466,984       155,705
    Amortization of debt offering costs                         -        97,799
    Loss (Gain) on disposal of assets                         926             -
    Decrease (Increase) in:
      Prepaid expenses                                          -       (49,159)
      Accounts receivable-trade                            47,296        37,356
      Accounts receivable-related party                     5,036         9,699
      Inventory                                          (161,825)        7,120
      License revenue receivable                                -       646,162
    Increase (decrease) in:
      Accounts payable and
       accrued liabilities                                266,315      (237,572)
      Accounts payable-related parties                    127,935      (545,098)
      Deferred license revenue                            420,286      (248,892)
      Accrued interest                                          -        39,102
      Accrued interest-related party                       40,158        17,405
                                                      -----------   -----------
Net cash provided by (used in) operating activities      (338,130)   (2,263,844)

Cash Flows From Investing Activities:
    Purchase of fixed assets                              (24,624)      (50,220)
    Proceeds from the sale of fixed assets                    597             -
    Investment in joint venture                          (466,984)            -
                                                      -----------   -----------
Net cash used in investing activities                    (491,011)      (50,220)

Cash Flows From Financing Activities:
    Proceeds from issuance of common stock                      -     7,125,000
    Payment of offering costs                                   -    (1,020,484)
    Proceeds from notes payable-related party             345,000             -
    Repayment on notes payable-related party                    -    (2,126,103)
    Payments on capital lease liability                      (642)         (867)
                                                      -----------   -----------
Net cash (used in) provided by financing activities       344,358     3,977,546

The accompanying notes are an integral part of these condensed financial statements.

Net (Decrease) Increase in Cash and Cash Equivalents     (484,783)    1,663,482

Cash and Cash Equivalents at Beginning of Period          512,435       314,202
                                                      -----------   -----------
Cash and Cash Equivalents at End of Period            $    27,652   $ 1,977,684
                                                      -----------   -----------
                                                      -----------   -----------
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:
     Interest                                                   -   $    39,852
     Interest-related parties                                   -   $   287,001
     Income taxes                                               -             -

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

During Third Quarter 1997, the Company converted $400,000 of debt due to Intag International Limited ("Intag") at US$2.50 per share resulting in the issuance 160,000 common shares.

The accompanying notes are an integral part of these condensed financial statements.

RACOM SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

Note 1 - Basis of Presentation

The accompanying financial information of the Company at September 30, 1997 and for the period then ended and have been prepared from the books and records of the Company without audit. The information is prepared in accordance with the rules prescribed for filing condensed Third Quarter financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the Third Quarter information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the Third Quarter information not misleading, have been made. Results of operations for the three months ended or the nine months ended September 30, 1997 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1997.
It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.

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

Note 6 - Subsequent Events

Subsequent to Third Quarter 1997, the Company re-negotiated the Product Distribution and Technology License agreements with Racom Japan. The exclusivity clause of its technology license with Racom Japan has been terminated in exchange for allowing Racom Japan worldwide rights to sell products under the license.

    The results of operations for the quarter ended September 30, 1997 are not necessarily indicative of the Company's expected performance for any future period. Information contained herein is supplemental to the Company's annual report on Form 10-KSB for the year ended December 31, 1996 and the Company's Prospectus filed effective March 12, 1997.


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

    On September 22, 1997, the Company announced the availability of the first of a new generation of affordable smart card systems that offer secure transactions in both contact and contactless operation. The new generation of smart cards, the RX-1500 series, was specifically designed to meet the needs of multi-application environments that require contact and contactless operation such as transit, parking, loyalty, access control, and electronic purse.

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

Results of Operations for the Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

Revenues. Revenues decreased $7,238 from $76,456 for the three months ended September 30, 1996 ("Third Quarter 1996") to $69,218 for the three months ended September 30, 1997 ("Third Quarter 1997"). Third Quarter 1996 revenues reflect the recognition of revenues on a license from RJ, the Company's joint venture with Nittetsu Shoji Co., Ltd. for the manufacture and sale of FRAM based radio frequency products in Japan of $23,349. The amount received for the license was $933,968. At the time of sale, the Company owned a 50% interest in RJ and, accordingly, 50% of this amount (representing the Company's intercompany profit due to its 50% equity ownership in RJ on the date of the sublicense) was deferred and is being recognized over the life of the related technology license asset owned by RJ, which is five years, commencing on the date of sale. Third Quarter 1997 includes $10,650 of the deferred revenue, decreased from $23,349 in previous quarters as a result of the decrease in ownership percentage to 22.8%.

Cost of Revenues and Gross Margin. As a percentage of revenues, gross margin increased from (197%) in Third Quarter 1996 to (7.5%) in Third Quarter 1997. The gross margin is primarily a result of license revenues which have no associated cost of revenues. The Company has not generated high profit margins on product sales in part because of competition the Company encounters with Contacted Cards which typically are sold at a lower price than the Company's Contactless Smart Cards. Cost of revenues in Third Quarter 1996 included $133,693 of costs associated with a custom product development project. Third Quarter 1997 did not include any costs associated with a custom development project.

Research and Development Expenses ("R&D"). R&D increased $45,535 from $227,140 in Third Quarter 1996 to $272,675 in Third Quarter 1997. R&D efforts relating to the Company's Smart Card products expanded significantly during 1996 and 1997. In January 1996, the Company began work on a joint development project with Bull CP8. Engineering personnel resources and development costs totaling $100,390 were directly related to the project and are included in cost of revenues for Third Quarter 1996. Third Quarter 1996 also included approximately $87,000 of costs on development projects to redesign products. Third Quarter 1997 includes a $5,200 (4%) increase in wages as a result of an annual wage increase and approximately $5,500 of increased wages and benefits from the hiring of an engineer. Third Quarter 1997 also included a $13,000 increase in engineering consulting/contract services over Third Quarter 1996 required to develop card packaging for the Company's new product line and to further develop software applications to be used with the Smart Card Systems.

General and Administrative Expenses ("G&A"). G&A increased $91,413 from $188,154 in Third Quarter 1996 to $279,567 in Third Quarter 1997. Third Quarter 1997 includes increasing expenditures approximating $40,000 relating to investor relations consulting, securities legal and NASDAQ filing expenses incurred after the Company's IPO. The Company also recognized approximately $22,000 relating to the Directors and Officers Liability Insurance policy which was paid upon the Company completing its IPO in March 1997. During Third Quarter 1997, the Company incurred additional consulting expenses for Human Resources consulting of $3,000, and Mergers & Acquisitions Research consulting of $18,000. The Company recently hired a contract recruiter to hire several engineering, marketing and operations positions. The Company incurred approximately $9,000 of recruiting expenses during Third Quarter 1997 and as a result has hired for two of the positions.

Sales and marketing expenses. Sales and marketing expenses increased $41,099 from $217,893 in Third Quarter 1996 to $258,992 in Third Quarter 1997. Approximately $20,000 of the Vice President of Operations' wages and benefits were allocated to marketing expenses as a result of his increased efforts in marketing one of the Company's major product lines during 1997. Third Quarter 1997 also includes approximately $20,000 of promotion expenses related to the Company's participation in the APTA trade show in September 1997. At the show, the Company announced the availability of the first of a new generation of affordable smart card systems that offer secure transactions in both contact and contactless operation. The new generation of smart cards, the RX-1500 series, was specifically designed to meet the needs of multi-application environments that require contact and contactless operation such as transit, parking, loyalty, access control, and electronic purse.

Equity in Loss (Income) of Joint Venture. The Company currently owns 22.8% of RJ. RJ was formed in 1993 for the purpose of marketing, distributing and supporting the Company's Smart Card products to be sold in Japan. The Company accounts for its investment on the equity method and has recorded its share of RJ's losses (income) in its financial statements to the extent of capital invested in RJ by the Company. The equity in the losses (income) of RJ decreased between the Third Quarter periods, from equity in losses of $41,790 in Third Quarter 1996 to equity in income of $42,669 in Third Quarter 1997. RJ's losses were primarily related to ongoing research and development activities as well as longer sales cycles and trial tests demanded by Japanese customers. During Third Quarter 1997, RJ received 50 million yen for services rendered under a Development Contract with Marubeni, a Japanese card manufacturer.

Amortization Expense. The Company's primary asset is a technology license related to the design and manufacture of its Smart card products. The asset is amortized over its estimated useful life on a straight line basis.

Other Income(Expense). During Third Quarter 1996, the Company incurred $15,903 in interest expense on various notes payable to Intag. The notes were due on demand and carried annual interest of 10%. The notes and accrued interest were paid during First Quarter 1997 upon completion of the initial public offering ("IPO"). During Third Quarter 1997 the Company earned $30,544 in interest income. The Company invested the proceeds from the IPO in a Government Obligations Fund which earned an average of 5.10% for the quarter. The Fund has an average maturity of less than 90 days.

Net Income (Loss). The Company is a C Corporation under the Internal Revenue Code and for income tax reporting purposes as of December 31, 1996, has approximately $9,600,000 of net operating loss carryforwards that expire at various dates through 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to the Company in any given year if certain events occur, including significant changes in ownership interests.

Results of Operations for the Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

Revenues. Revenues decreased $742,025 from $1,419,892 for the nine months ended September 1996 ("Interim 1996") to $677,867 for the nine months ended September 30, 1997 ("Interim 1997"). Interim 1996 revenues reflect the initial payment and the first milestone completed under a custom product development contract totaling $600,000 and recognition of revenues on a license from RJ, the Company's joint venture with Nittetsu Shoji Co., Ltd. for the manufacture and sale of FRAM based radio frequency products in Japan of $466,984. The amount received for the license was $933,968. At the time of the sale, the Company owned a 50% interest in RJ and, accordingly, 50% of this amount (representing the Company's intercompany profit due to its 50% equity ownership in RJ on the date of the sublicense) was deferred and is being recognized over the life of the related technology license asset owned by RJ, which is five years, commencing on the date of sale. Interim 1997 revenues reflect the final installment owed on a sublicense granted by RJ to Fujitsu Limited, a Japanese Company, under which the Company is entitled to 50% of all sublicense revenue earned by RJ. The sublicense resulted in the Company recognizing $200,016 in licensing revenues. Interim 1997 revenues also include $238,242 of licensing revenues recognized from the deferral of the RJ license in 1996 as discussed above pursuant to the Company's ownership percentage being reduced to 22.8%.

Cost of Revenues and Gross Margin. As a percentage of revenues, gross margin increased from 41% in Interim 1996 to 53% in Interim 1997. The gross margin is primarily a result of license revenues which have no associated cost of revenues. The Company has not generated high profit margins on product sales in part because of competition the Company encounters with Contacted Cards which typically are sold at a lower price than the Company's Contactless Smart Cards. Cost of revenues in Interim 1996 included $387,766 of costs associated with a custom product development project. Interim 1997 did not include any costs associated with a custom development project.

Research and Development Expenses ("R&D"). R&D increased $424,595 from $405,341 in Interim 1996 to $829,936 in Interim 1997. R&D efforts relating to the Company's Smart Card products expanded significantly during 1996 and 1997. In January 1996, the Company began work on a joint development project with Bull CP8. Engineering personnel resources and development costs totaling $292,960 were directly related to the project and are included in cost of revenues for Interim 1996. The Company hired an engineer during Interim 1997, resulting in an increase in wages of approximately $15,000. Annual wage increases became effective in Interim 1997, resulting in an additional increase in wages of 4%, or approximately $14,000. Interim 1997 also includes approximately $77,000 in additional engineering consulting/contract services over Interim 1996 required to develop card packaging for the Company's new product line and to further develop software applications to be used with the Smart Card Systems.

General and Administrative Expenses ("G&A"). G&A increased $99,228 from $654,075 in Interim 1996 to $753,303 in Interim 1997. Interim 1996 included approximately $68,000 for consulting on several projects through June 1996, including the development of the Tran$Cash Group, one vertical marketing approach currently being pursued by the Company which focuses on full, turn-key, entrepreneurial solutions for electronic fare and toll collection and e-ticketing in major transportation markets. These consulting arrangements did not continue into 1997. Interim 1997 includes increasing expenditures approximating $112,000 relating to investor relations consulting, securities legal and NASDAQ filing expenses incurred after the Company's IPO. The Company also recognized approximately $58,000 relating to the Directors and Officers Liability Insurance policy which was paid upon the Company completing its IPO in March 1997.

Sales and marketing expenses. Sales and marketing expenses increased $98,907 from $649,438 in Interim 1996 to $748,345 in Interim 1997. Interim 1996 included approximately $56,000 for consulting fees related to developing the Company's products for use in the airline industry. During Interim 1996, the European Sales Manager administered the custom development project with Bull CP8 and accordingly, a portion of his wages and benefits costs ($15,000) were allocated to the cost of the project. Wages and benefits between the Interim periods increased by approximately $93,000, mainly due to the hiring of the Vice President of Business Development in June 1996, the Vice President of Business Solutions (the Transportation and Finance vertical markets) in July 1996, the North American Sales Manager in July 1996 and a product line marketing director in February 1997. The Vice President of Sales and Marketing terminated employment in December 1996 upon the Company's restructuring to a Vertical Market strategy. Approximately $9,000 of the Vice President of Operations' wages and benefits were allocated to marketing expenses in Interim 1997 as a result of his increased efforts in marketing one of the Company's major product lines. Interim 1997 included $32,000 for recruiting fees.

Equity in Loss of Joint Venture. The Company currently owns 22.8% of RJ. RJ was formed in 1993 for the purpose of marketing, distributing and supporting the Company's Smart Card products to be sold in Japan. The Company accounts for its investment on the equity method and has recorded its share of RJ's losses in its financial statements to the extent of capital invested in RJ by the Company.
The equity in the losses of RJ decreased $311,279 between the Interim periods from $466,984 during Interim 1996 to $155,705 during Interim 1997. Interim 1996 included $141,953 of previously unrecognized losses from the prior year in excess of its investment through December 31, 1995. During Interim 1996, the Company recognized 40%-50% of RJ's losses based on its ownership interest at that time, which was later reduced to 22.8% during Interim 1997. RJ's losses decreased between the Interim periods due to its completion of a sublicense agreement with Fujitsu Limited of Tokyo, Japan, during Interim 1997 and the receipt of 50 million yen for services rendered under a Development Contract with Marubeni, a Japanese card manufacturer. RJ's continuing losses are primarily related to ongoing research and development activities as well as longer sales cycles and trial tests demanded by Japanese customers.

Amortization Expense. The Company's primary asset is a technology license related to the design and manufacture of its Smart card products. The asset is amortized over its estimated useful life on a straight line basis.

Other Income(Expense). During Interim 1996 the Company incurred $42,154 in interest expense on various notes payable to Intag. The notes were due on demand and carried annual interest of 10%. During Interim 1997, the Company incurred $58,396 in interest expense on various notes payable to Intag, Ramtron and a group of lenders. The notes to Intag carried interest at 10% and the notes to Ramtron and the group of lenders carried interest at prime plus
2%. The notes and accrued interest were paid during Interim 1997 upon completion of the initial public offering ("IPO"). During Interim 1997 the Company earned $80,346 in interest income. The Company invested the proceeds from the IPO in a Government Obligations Fund which earned an average of 5.10% for the quarter. The Fund has an average maturity of less than 90 days. Other expenses during Interim 1997 included $29,126 withheld from the proceeds of the license revenue earned on the sublicense to Fujitsu for Japanese taxes, $16,000 for bad debt expense and approximately $22,000 in currency exchange losses.

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

    At September 30, 1997, the Company's cash position was $1,977,684, an increase of $1,663,482 from $314,202 as of December 31, 1996. During March 1997 the Company completed its IPO. Gross proceeds from the IPO were $7,125,000. Net proceeds from the offering were $6,104,516. The Company used proceeds from the IPO to repay outstanding debt and accrued interest of $2,126,103 and pay down accounts payable by approximately $550,000. The company received $646,162 of license revenues receivable outstanding at December 31, 1996. The remaining proceeds from the IPO will be used to fund working capital, expand sales and marketing of the Smart Card products and continue research and development activities of new Smart Card products.

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

Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other
         ---------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         ----------------------------------

    (a.)   Exhibits:

    Exhibit No.              Title
    -----------              ---------

    27.01          Financial Data Schedule

    (b)  Reports on Form 8-K

    The Company filed a Report on Form 8-K, dated August 28, 1997, in connection with the issuance of 160,000 shares of common stock to Intag International Limited ("Intag") upon Intag's exercise of its conversion privileges related to a loan for $400,000. The loan was converted into Common Stock at $2.50 per share on August 22, 1997.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Greenwood Village, Colorado on November 11, 1997.


Racom Systems, Inc.



----------------------------
Richard L. Horton
President and Chief Executive Officer


November 11, 1997