Form 10QSB/A
period 1997-09-30
RACOM SYSTEMS INC
filed 1998-02-25
CIK 919941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB/A
(Mark One)

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

           For the Quarterly period ended September 30, 1997

                                  or

   [ ] Transition Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File number 000-21907

Racom Systems, Inc.
----------------------------------------------------------------
(Exact name of small business issuer as specified in it charter)

Delaware                            84-1182875
---------------------------------   -----------------------
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

     There are 13,192,532 shares of the registrant's common stock, $.01 par value outstanding as of September 30, 1997.

RACOM SYSTEMS, INC.
FORM 10-QSB/A
INDEX


Part II Other Information and Signatures

Item 2. Changes in Securities and Use of Proceeds

On March 12, 1997, the Company completed its Initial Public Offering ("IPO"). Gross proceeds from the IPO were $7,125,000. Net proceeds from the IPO were $5,942,568. Of the total offering expenses, $855,000 was paid directly to Spencer Edwards, Inc., the Underwriter, for expenses and commissions.

The Company used the proceeds from the IPO to repay outstanding debt and accrued interest of $2,126,103 ($999,410 to Intag International Limited, and $96,865 to Ramtron International Corporation); to repay outstanding accounts payable of $545,098 to related parties ($483,345 to Ramtron International Corporation) primarily for materials purchases; and to purchase and install machinery and equipment of $45,756. A reasonable estimate for the Company's use of proceeds related to sales and marketing activities is $537,141; for research and development activities is $573,527; and for working capital is $1,076,672. The balance of the proceeds of $1,038,271 is held as a temporary investment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Greenwood Village, Colorado on February 25, 1998.


Racom Systems, Inc.

/s/ Lillian V. Burkey
---------------------------
Lillian V. Burkey
Controller

/s/ Richard L. Horton
---------------------------
Richard L. Horton
President and Chief Executive Officer

February 25, 1998