Form 10KSB
period 1997-12-31
RACOM SYSTEMS INC
filed 1998-03-30
CIK 919941

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
      [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

       For the transition period from _______________ to ________________

                           Commission File No. 0-27646

                               RACOM SYSTEMS, INC.
                   -------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                          DELAWARE                   84-1182875
            ----------------------------------- ---------------------
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)    Identification Number)

                6080 Greenwood Plaza Blvd.
                   Greenwood Village, CO                  80111
        ------------------------------------------ ---------------------
         (Address of principal executive offices)       (Zip Code)

                    Issuer's telephone number: (303) 771-2077

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

             Securities registered pursuant to Section 12(g) of the
                                 Exchange Act:

                           $.01 Par Value Common Stock
                         Common Stock Purchase Warrants
            ---------------------------------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X    No ___

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its year ended December 31, 1997 were $902,280.

As of March 16, 1998, the aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $1.531 per share based upon the closing price per share as reported on the Nasdaq SmallCap Market. There were 13,272,532 outstanding shares of the issuer's Common Stock on March 16, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's definitive Proxy Statement relating to the Annual meeting of the Stockholders of the Issuer to be held on April 22, 1998, are incorporated by reference into Part III of this Form 10-KSB.

FORWARD-LOOKING STATEMENTS

Statements contained in this Report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in "Item 1. Business," "Item 5. Market for Common Equity and Related Stockholder Matters," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations governing the Company's products and international trade, the ability of the Company to market successfully its products in an increasingly competitive worldwide market, changes in the Company's operating or expansion strategy, failure to consummate or successfully integrate proposed product developments, the ability of the Company to manage growth, the general economy of the United States and the specific global markets in which the Company competes, the availability of financing from internal and external sources and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters identified in "Item 1. Business--Risk Factors" contain cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

                               RACOM SYSTEMS, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                      INDEX

PART I                                                                                                   PAGE
                                                                                                         ----
Item 1.    Business                                                                                        4
Item 2.    Properties                                                                                     15
Item 3.    Legal Proceedings                                                                              15
Item 4.    Submission of Matters to a Vote of Security Holders                                            15

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters                                       16
Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations          20
Item 7.    Financial Statements and Supplementary Data                                                    27
Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                                            27

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                                              27
Item 10.   Executive Compensation                                                                         27
Item 11.   Security Ownership of Certain Beneficial Owners and Management                                 27
Item 12.   Certain Relationships and Related Transactions                                                 28
Item 13.   Exhibits and Reports on Form 8-K                                                               28

SIGNATURES

Signatures                                                                                                30


EXHIBITS                                                                                                  31

                                     PART I

ITEM 1.  BUSINESS
-----------------

COMPANY OVERVIEW

The Company was incorporated in June 1991 and is a leading developer and marketer of contactless smart card systems ("Smart Card(s)" or "Smart Card System(s)"). Generally the size of a credit card, Smart Cards add the ability and intelligence to store and process information with a computer chip embedded inside the card. Smart Cards are used in a number of consumer applications including (i) access to restricted areas (replacing keys and identification cards), (ii) public transportation fare collection (replacing bus tokens, taxi cab charge cards, airline or railway tickets), (iii) point of sale purchases (replacing cash or supplementing credit cards at cafeterias, newsstands and related point of sale locations where speed of purchase is important), and (iv) miscellaneous small monetary transactions (replacing coins and cash at parking lots, in vending machines and public telephones and the like). Smart Card technology is also used in industrial applications such as attaching a "Smart Tag" containing the Smart Card technology to a manufactured product in order to track the product from the assembly line through quality control, warehousing, inventory control, distribution and warranty.

The Company's Smart Cards are both "contactless" and ""batteryless" and therefore do not require the use of a magnetic stripe or insertion into a terminal as is required by contacted cards ("Contacted Card(s)"), such as credit cards and ATM cards. Contacted Cards in use today are typically limited to storing information as opposed to "intelligent" Smart Cards, which have processing capabilities similar to that of a personal computer. The Company's Smart Card System involves direct wireless radio frequency communications and magnetic induction between a chip in the Smart Card and a terminal. Moreover, the Company's contactless Smart Card Systems do not require insertion in a terminal or the use of a keypad and therefore may be used by all members of the population regardless of age or physical ability and in both indoor and outdoor locations.

For consumers and providers of goods and services, the Company's Smart Cards offer the convenience and accuracy of high speed transaction processing without the requirement of carrying cash, checks or credit cards, thereby reducing the threat of theft, inventory shrinkage, and payment fraud resulting from the handling of cash or the counterfeiting of cash or credit cards. Goods and services providers do not risk loss from (i) accepting cash or checks which may be subsequently stolen from them after payment by consumers or (ii) accepting credit cards which may have been stolen prior to such payment. Consumer loss is limited because the Smart Card is programmed to be used to purchase only specific goods or services. Thus, the Smart Card is not as attractive to a thief when compared to stolen cash, checks or credit cards.

The Smart Card is designed to complement credit cards rather than replace them in that Smart Card applications involve the storage and handling of substantially more data than credit cards and can therefore be used for other applications (rather than just purchase and sale transactions) such as identification of the user, loyalty programs and other portable data functions.

The Company sells its Smart Card Systems through its own direct sales force, Original Equipment Manufacturers ("OEM's"), a combination of joint ventures and strategic alliances and selective licensing and distributorship arrangements and agreements with independent sales representatives in foreign countries.

Since 1993, the Company has supplied Smart Card Systems to over 100 customers in cities throughout the world including Singapore, Macau, Hong Kong, Tokyo, Manchester, Paris, Milan, Los Angeles, Chicago and Denver. To date, the Company has completed a series of projects, many of which are small scale "pilot" projects, but may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer. Examples of the Company's Smart Card projects (five of which are discussed below as representative of the Company's projects) include the following:

USER (LOCATION)                                    DESCRIPTION OF INSTALLATION
---------------                                    ---------------------------
Chep Lap Kok International Airport--(Hong Kong)    access control, point of sale and payroll

City of Lompoc and Ventura County, California--
 (United States)                                   automatic fare collection

Lubbock International Airport--(United States)     parking facility fee collection

Honeywell, Inc.--(United States)                   factory automation

Login BV --(Holland)                               access control, e-commerce &
                                                   facility management

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

Boreal Ridge Corp.--(United States)                maintenance tracking

Nittetsu Shoji Co., Ltd.--(Japan)                  point of sale/cafeteria and access
                                                   control

ST Electronic & Engineering Limited-- (Singapore)  access control

UVM s.r.l. Ufficio Vendita Macchine--(Italy)       point of sale

Transmac Transportes Urbanos DeMacau, S.A.R.L.
("Transmac")--(Macau)                              automatic fare collection

Tyco Printed Circuit Group--(United States)        factory automation

A Smart Card System at the Chep Lap Kok International Airport under construction in Hong Kong accepts the Company's Smart Cards as a form of access by employees onto the airport site and is the only form of payment accepted at airport cafeterias, in vending machines, and at other employee facilities. The Smart Cards may be used to charge expenses to the employee's employer and offer an additional purse for the employee's own purchases.

A Smart Card System operational in the City of Lompoc and in Ventura County, California collects bus fares using the Company's Smart Card Systems. Passengers purchase Smart Cards loaded with bus fares and wave the Smart Card near a terminal as they board the bus. The Company has been advised that bus dwell time has been reduced and passenger boarding has become substantially more efficient.

A parking facility payment system developed for use at Lubbock International Airport uses the Company's Smart Card Systems for access into parking areas and for fee collection. The Smart Card System allows parkers to enter the facility by presenting the Smart Card at the gate. When leaving, the customer again presents the Smart Card, which is debited for the parking fees. Parking lot management has reported that the Company's
Smart Card System has lowered overhead costs and decreased waiting times at the parking gates.

Critical manufacturing data, such as routine information, job instructions and status, is distributed and processed throughout the manufacturing floor between the Company's Smart Tags, workstations and robots at a Honeywell, Inc.'s Home Products Division site. The advanced Smart Tags automate the production of home control thermostats.

Local children, families and senior citizens in Schagen and Vlaardingen, Holland, are using the Company's Smart Card Systems to pay for access to swimming pools, lockers and recreation amenities such as tanning salons, saunas and automated vending machines. As a result, cash, tokens and keys have been replaced, reducing risks and costs associated with cash-based equipment, including theft and fraud. In other Dutch cities, a waste management system enables residents to deposit household waste into underground bins located near densely populated residential complexes. The Smart Cards assist in controlling access to the bins and track the usage of the bins.

In 1997, the Company announced a third generation series of its advanced Smart Card Products, the RX Series. The new RX series of Smart Card Systems offers a level of security and flexibility in contactless operation that previously could only be achieved in contacted operation. The RX series is designed to meet the needs of multi-application environments. For example, they can support a healthcare database, electronic commerce, travel, loyalty and access control in one Smart Card, thereby reducing the quantity of plastic cards carried in a wallet. Smart Cards to be developed under this new series are planned to include disposable cards, which are not rechargeable and are disposed of after use, as well as cards and systems that support user configurable, application-specific programs with more powerful processors and larger amounts of memory for banking, biometrics and other complex applications. The Company believes the RX Series Smart Cards will be of interest to Smart Card System integrators who wish to install contactless systems without substantially modifying their Contacted Card applications software or to eliminate less reliable Contacted Card terminals and related hardware.

SMART CARD INDUSTRY OVERVIEW

Smart Card products, including the Company's Smart Card (collectively referred to as "generic smart cards"), are typically the size of a plastic credit/debit card containing an integrated circuit chip ("chip") which can process and store information. Today's generic smart cards typically have the processing power of an early 1980's vintage personal computer, minus a keyboard, display and power supply. Because generic smart cards are really portable computers, they can be programmed to perform virtually any function which can be implemented by software in the available memory space. Generic smart cards benefit directly from ongoing advances in semiconductor technology making available continuously increasing performance and features at declining cost.

There are two basic types of generic smart cards, memory cards and microprocessor cards, each of which can interface between the generic smart card and a terminal on a contacted or contactless basis. Memory cards are typically used to store and retrieve information only and do not have the capability of performing complex processing of information. Microprocessor cards are true "smart" cards in that they contain a central processing unit within a chip which can perform a number of functions, including complex arithmetic operations required for security. In excess of 90% of all generic smart cards sold in 1995 were memory cards with contacted interfaces requiring alignment and insertion of the generic smart card into a terminal to complete an electrical circuit with the metal contacts on the surface of the card. While contacted generic smart cards have found broad use in high volume, cost sensitive applications, such as pay phone systems which use contacted generic smart cards, they are expensive to maintain, less reliable and may be considered too slow for applications such as transportation. To address the perceived shortcomings of the contacted generic smart card, a contactless generic smart card was first developed and introduced in the early 1990's. According to the consulting firm Frost & Sullivan, more than 676 million generic smart cards were issued in 1996.

According to the U.S. Federal Reserve, 68% of the approximately 360 billion financial transactions completed in 1995 were for transactions of less than $2.00 each. Electronic commerce using electronic funds transfer, magnetic stripe cards and generic smart cards accounted for less than ten percent of all such transactions, but grew at an annual rate of 17% versus 1% growth for transactions using cash, coin and checks. The Company believes that the evolution of personal computers, the Internet and generic smart cards represent technologies which will contribute to the growth of electronic commerce in the future. According to a report by Killen & Associates, "Non-Banks Smart Card
Strategies: New Opportunities To Increase Sales and Profits," the generic smart card market will triple to 30 billion transactions by 2005. Furthermore, according to a report by International Data Corporation, as published by the Smart Card Forum, a multi-industry group formed to explore the use of generic smart cards in various applications, the growth in the number of online buyers and the amount of an average transaction will drive electronic commerce up from $2.6 billion in 1996 to more than $220 billion in 2001.

According to market research performed by Dataquest, as published by the Smart Card Forum, the generic smart card market will grow to 3.4 billion units by 2001, a rate of 30% each year. Dataquest has also determined that sales of generic smart cards in Europe accounted for 90% of worldwide smart card shipments in 1995, while the Americas accounted for only 2%. By the year 2001, the ratios are expected to change to 40%, 25% and 20% for Europe, Asia and the Americas, respectively. Asia, Latin America and North America are areas generally believed to be of greatest potential for generic smart card growth in the next three years.

Costs play an important role in this emerging industry. Recent reports in CARD TECHNOLOGY magazine (September 1997) indicate that price competition is fierce. Frost & Sullivan reported average selling prices of Contactless Smart Cards in mid-1996 at $5.50 per unit at high volume. During 1997, the largest Contactless Smart Card competitors sold these cards at $2.50 per unit, if not lower or even below cost, affecting profit margins on the products.

Generic smart card products and markets have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products. As is typical in a new and rapidly evolving industry, demand and market acceptance for new products are subject to a high level of uncertainty. There is no assurance that the Company's Smart Cards will become widely accepted. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's Smart Cards do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

STRATEGY

The Company's mission is to achieve sustained leadership in developing and delivering contactless Smart Card solutions for electronic commerce, while securing worldwide acceptance and usage of its technology in Smart Card chips. The following discussions represent the Company's business strategy.

PRODUCT DEVELOPMENT

The Company believes its technology provides distinct advantages over known competing Smart Card Systems including: (i) higher speed making possible real-time processing; (ii) lower power consumption with no battery requirements; and (iii) reliability with a virtually unlimited card life. The Company continues to demonstrate its abilities in the fields of radio frequency ("RF") analog and digital circuit design. The RX Series of Smart Cards recently developed by the Company offers a level of security and flexibility in contactless operation that could only previously be achieved in contacted operation.

Key to the success of new generations of Smart Card Systems is the Company's strength in communication protocol implementation. This core competency is important because of the continuous evolution of Smart Card standards. The Company's product development team strives to develop Smart Card Systems which will not only comply with the evolving standards, but will also continue to communicate with existing Smart Card Systems.

In order to meet the needs of the various Smart Card applications, including access control, electronic commerce and industrial automation, the Company's Smart Card Systems must be adaptable to varying environments. The Company's product development team has expertise in antenna design, encryption and authentication algorithms, as well as operating systems.

The Company believes it was the first to successfully develop and introduce contactless Smart Cards using ferroelectric random access memory ("FRAM") technology and batteryless, RF communications. In previous years, the Company has primarily relied on its proprietary FRAM technology for the memory component of the Smart Cards. Although the FRAM memory demonstrates quantifiable benefits by improving processing speeds and reliability over competing memory technologies, it is not currently being produced in sufficient volumes by a significant number of manufacturers to achieve competitive costs. Complementary to its FRAM technology, the Company now also utilizes Electronically Erasable Programmable Read-Only Memory ("EEPROM") technology in its Smart Card Systems, allowing the Company to offer higher volume Smart Cards at a more competitive price. Utilizing both the FRAM and EEPROM memory technologies involves the coordination of a variety of Integrated
Circuit vendors and the management of semiconductor foundry development.

The Company intends to continue to design and develop Smart Card Systems utilizing both the FRAM and EEPROM technologies in order to achieve leadership in Contactless Smart Card technology. The Company's research and development efforts will focus on developing new Smart Card products and systems for automating financial transactions and further enhancing Smart Card performance, reliability and cost effectiveness. However, there is no assurance that these development efforts will result in commercially viable products.

The Company incurred R&D expenses of $1,234,096 in 1997 and $505,266 in 1996. During 1997, the Company incurred approximately $250,000 for development of the Company's latest products, the RX Series, not including personnel costs associated with the RX Series product development. Generally, the costs of R&D activities are borne by the Company.

MARKETING

The Company promotes and markets its Smart Card Systems on a worldwide basis using a multi-faceted marketing and sales strategy.

The Company's near term strategy is designed to address primarily "closed" systems in the transportation and entertainment and leisure market segments. A "closed" system is one in which the cash purse on the card can only be used for purchases at specific locations closely tied to the card issuer. These market segments will be addressed by the Company's high end, transaction oriented, Smart Card Systems. An example is a transit authority in which the card is used to board buses and trains and has the capability to purchase coffee and newspapers through merchants located in the transit station. In addition, the Company is also pursuing the industrial automation and access control markets with its lower end, memory based, systems. The Company believes that these "closed" system applications offer the greatest opportunity for its products for the next several years.

A key component of the Company's marketing strategy is to leverage its licensing arrangements and strategic alliances to develop new products and increase market share in its targeted markets. To that end, the Company is pursuing, and intends to continue to pursue, joint product development efforts with licensees, including Hitachi, Ltd. ("Hitachi"), Fujitsu, Ltd. ("Fujitsu") and Rohm Co., Ltd. ("Rohm"). Additionally, the Company will pursue co-op marketing activities with these same licensees as well as other key strategic partners.

In late 1997, the Company recognized that a strategy of acting as the prime contractor for Smart Card projects was not feasible due to the cost and risk associated with these projects. Other direct sales efforts targeted at smaller industrial installations, while successful, have also proven to be costly in terms of the technical support required to sustain the installation. The Company has therefore re-focused its efforts on developing an OEM sales channel for the North American market. The Company believes that by developing relationships with properly selected and trained OEMs, it can maximize revenue and improve margins. Margin improvement will be derived from increased volumes and decreased support costs.

The Company's sales and marketing group consists of 6 full-time employees and is based at the Company's headquarters in Greenwood Village, Colorado. The Company will continue to utilize its existing network of independent sales representatives in Canada, Mexico, Germany, Italy, the Netherlands and the United Kingdom. These representatives will focus their efforts on pursuing OEM's and other large strategic accounts as defined by the Company.

In Japan, the Company has entered into agreements with Racom Japan, Inc. ("RJ") to market and sell the Company's Smart Card Systems on a non-exclusive basis. RJ is 19.9% owned by the Company and cooperates with the Company on hardware development and licensing activities.

In France, the Company has entered into a non-exclusive distribution agreement with Bull CP8, a division of Group Bull. Bull CP8 distributes the Company's Smart Card products worldwide, with emphasis on the European market.

The Company also markets its Smart Card Systems through participation in trade shows, publication of trade articles, participation in industry forums and technological standard-setting organizations and through distribution of sales literature. The Company encourages customer referrals and has used certain customer Smart Card installations as demonstration sites for its Smart Card products. The Company has established an Internet web site and electronic mail capability.

Four customers (Echelon Industries, Inc., Honeywell, Inc., Login BV, and Tyco Printed Circuit Group, Inc.) each accounted for 10% or more of the Company's non-related party net product sales for the year ended December 31, 1997, and three customers (CP8 Transac, Impulse Enterprises, Inc. and Transmac) each accounted for 10% or more of the Company's non-related party net product sales for the year ended December 31, 1996. Net product sales to related parties for both 1997 and 1996 consisted primarily of sales to RJ.

MANUFACTURING AND ASSEMBLY

Since inception, the Company has subcontracted substantially all of its manufacturing operations. The Company will continue to contract with third parties to manufacture the Company's Smart Card products in order to avoid capital intensive investments and to focus the Company's limited resources on new product applications and software development.

The Company's manufacturing and assembly operations consist primarily of final assembly, test, burn-in and quality control of Smart Card terminals as well as programming, testing and quality control of the Smart Cards themselves (and Smart Tags in the case of industrial applications). The Company subcontracts assembly of Smart Cards, terminals and card lamination to multiple United States, Japanese, and Asian based companies who specialize in this kind of contract work. With increasing production volumes, the Company intends to consolidate its outside contract manufacturing in order to gain greater economies of scale and to better control product quality. The Company also operates its own prototype Smart Card manufacturing facility to support new product introductions and lower volume customer requirements.

The Company purchases a wide variety of electrical and mechanical components as well as sub-assemblies for integration into the Company's Smart Card Systems. With two notable exceptions, most materials are available from several supply sources. The FRAM chips used in the Company's Smart Cards and Tags are currently supplied by two sources, Ramtron International Corporation ("Ramtron") located in Colorado Springs, Colorado, and Rohm located in Kyoto, Japan. Ramtron and Rohm own 36.3% and 3.8%, respectively, of the Company's Common Stock. During 1998, the Company expects that one, and possibly two, additional semiconductor manufacturer(s) will be available to supply the Company's FRAM chips. The Company is dependent on maintaining at least one reliable source of supply for its FRAM chips and its business would be materially adversely affected if no such source were available. Currently, all of the Company's terminals include a component manufactured by only one United States company, Microchip Technology. If necessary, the Company could redesign its terminals to use a similar component available from other semiconductor manufacturers, although such a redesign would be time-consuming and expensive and may adversely affect the Company's operations.

COMPETITION

The market for Smart Card products is new, intensely competitive, quickly evolving and subject to rapid technological change. Competitors may develop superior products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's Smart Card will not be rendered obsolete by changing technology or new industry standards. The Company expects competition to persist and increase in the future. The Company's current and potential competitors are primarily subsidiaries of multinational companies with established Contacted and Contactless Smart Card Products that have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. This intense level of competition could materially adversely affect the Company's future business, operating results and financial condition.

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

The Company also competes against contactless Smart Cards designed by Philips GmbH, Sony Corporation, Gemplus, Motorola and Micron Communications, Inc., which use contactless technologies similar to the Company's technology. The Company believes that its Smart Cards compete favorably against these other contactless technologies because the Company's contactless Smart Cards operate at higher speeds, have higher endurance and do not require batteries for power.

The Company's Smart Cards are priced at parity with competitors' contactless Smart Card products but sell at a premium to Contacted Cards. The Company expects that its Smart Card manufacturing costs will diminish as volumes increase and as other semiconductor manufacturers begin to offer FRAM chips for use in the Company's Smart Cards.

Matsushita Electronics Corporation ("Matsushita"), a multinational semiconductor manufacturer, has announced its intention to market a ferroelectric chip-based Smart Card which will also communicate by radio frequency. The Company believes that Matsushita's initial Smart Cards may offer smaller memories than those of the Company; however, there can be no assurance that the introduction of these competitive Smart Cards, even with smaller memories, will not materially adversely affect the Company's operations. To date, Matsushita has not introduced ferroelectric-based smart card products to the market.

REGULATION

The Company's Smart Card products use radio frequency communications and other technologies which make them subject to regulation by the Federal Communications Commission ("FCC") in the United States and to export licensing by the United States Government when sold internationally. Smart Card products are subject to similar regulation by some foreign governments for use within their countries. All of the Company's products currently comply with FCC regulations, similar regulations of the foreign countries in which the Company sells its products and United States export license requirements. Future compliance with FCC regulations, similar regulations in foreign countries and United States export license requirements may be costly and time-consuming and may limit the Company's ability to sell its Smart Card Products in certain jurisdictions.

Market needs and competitive pressures will require that the Company's products contain certain regulated cryptographic algorithms in order to protect information and cash substitutes stored in the Smart Cards. Export, import and usage of such cryptographic algorithms are covered by a large and changing body of regulations in the United States.

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

A "Report to the Congress on the Application of the Electronic Fund Transfer Act to Electronic Stored-Value Products", in March 1997, by the Board of Governors of the Federal Reserve System considers regulation of electronic stored-value systems under the scope of Regulation E, as promulgated by the Department of Treasury under the Electronic Fund Transfer Act, which governs electronic transfers and provides consumer protection. Although there are no clear decisions as to the level of regulation to be imposed on the stored-value products, any changes in the regulation may be costly to implement or even cost prohibitive, and could materially adversely affect the Company's operations.

PATENTS AND TRADE SECRETS

The Company relies on its own patents, trade secrets and copyrights as well as the patents, trade secrets and copyrights of its licensors to protect its Smart Card technology. Due to rapid changes in the generic smart card industry, the Company believes that development of trade secrets and unpatented proprietary knowledge in connection with new products and technologies are generally as important as patent and copyright protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and copyrights on certain of its Smart Card technologies and will continue to aggressively pursue patents and copyrights when available. To date, the Company has been awarded six United States patents and is pursuing additional patents, both in the U.S. and in certain foreign countries. The Company has a license, including the right to grant a limited number of sublicenses, to use Ramtron's FRAM chip technology, patents and improvements specifically for the development, manufacture and sale of radio frequency identification devices, including the Company's contactless Smart Cards.

There can be no assurance that any of the Company's future patent applications will be granted, that any current or future patent or patent application will provide significant protection for the Company's products or technology, be of commercial benefit to the Company, or that the validity of such patents or patent applications will not be challenged. Furthermore, there can be no assurance that any patent underlying licensed technology will not be challenged. Moreover, there can be no assurance that foreign patent, trade secret or copyright laws will protect the Company's technologies or that the Company will not be vulnerable to competitors who attempt to copy or use the Company's Smart Card products or processes.

EMPLOYEES

As of March 23, 1998, the Company has a total of twenty-two employees. The Company believes its relations with its employees are satisfactory.

RISK FACTORS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE MAKING AN INVESTMENT DECISION WITH REGARD TO THE COMPANY'S COMMON STOCK. INFORMATION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. SEE, E.G., "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 1. BUSINESS." NO ASSURANCE CAN BE GIVEN THAT THE FUTURE RESULTS COVERED BY THE FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED. THE FOLLOWING MATTERS CONSTITUTE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS. OTHER FACTORS COULD ALSO CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS.


LIMITED OPERATING HISTORY AND LIMITED REVENUES; LOSSES AND INDEPENDENT PUBLIC ACCOUNTANTS GOING CONCERN OPINION. The Company began operations in June 1991 and has a limited operating history upon which potential investors may base an evaluation of its performance. Since inception, the Company has focused its efforts and resources on developing its technology and on identifying products and applications for introduction into the market. The Company has only recently begun generating revenues from its operations and therefore the Company has historically incurred significant operating losses and cash flow deficits. For the years ended December 31, 1997 and 1996, the Company had revenues of $902,280 and $2,427,285, respectively, and net losses of $3,702,581 and $1,303,837, respectively. Moreover, at December 31, 1997, the Company had working capital of $1,057,594 and had an accumulated deficit of $13,856,233. The Report of Independent Public Accountants covering the Company's December 31, 1997 financial statements, included elsewhere in this Report, contains an explanatory paragraph about the Company's ability to continue as a going concern. There can be no assurance that the Company's operations will generate sufficient revenues to fund its operations and to allow it to become profitable. The likelihood of the Company's success must be considered relative to the problems, experiences, difficulties, complications and delays frequently encountered in connection with the operation and development of a new business and the competitive environment in which the Company operates. See "Item 7. Financial Statements."

DEVELOPING MARKET; UNPROVEN MARKET FOR THE COMPANY'S SMART CARD PRODUCTS. Smart Card products and markets have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products. As is typical in a new and rapidly evolving industry, demand and market acceptance for new products are subject to a high level of uncertainty. There can be no assurance that the Smart Cards designed by the Company will become widely accepted. Because the market for the Company's Smart Cards is new and evolving, it is also difficult to predict with any assurance the future growth rate, if any, and size of the market. If a market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's Smart Cards do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected. See "Item 1. Business."

COMPETITION; FREQUENT PRODUCT INTRODUCTIONS. The market for Smart Card products is new, intensely competitive, quickly evolving and subject to rapid technological change. Competitors may develop superior Smart Card products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's Smart Cards will not be rendered obsolete by changing technology or new industry standards. The Company expects competition to persist and increase in the future. The Company's current and potential competitors are primarily subsidiaries of multinational companies with established Contacted Card and contactless Smart Card businesses which have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. This intense level of competition could materially adversely affect the Company's future business, operating results and financial condition.

Competitive factors in the industry include transaction speed, the extent and flexibility of Smart Card memory, reliability, transaction accuracy and cost. Current competitors include such multinational firms as Gemplus, Schlumberger and Group Bull, which primarily offer Contacted Cards, and Philips GmbH, Motorola, Sony Corporation and Micron Communications, Inc., which offer primarily contactless Smart Cards.

There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. Many of the Company's competitors have the financial resources necessary to enable them to withstand substantial price and product competition, which are expected to increase, and to implement extensive advertising and promotional programs, both generally and in response to efforts by other competitors to enter into existing markets or introduce new products. The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the industry, including new products which may be introduced, changes in customer preferences, demographic trends and pricing strategies by competitors, which could adversely affect the Company's operating margins.

RISKS OF NEW PRODUCT DEVELOPMENT. The Company may experience difficulties that could delay or prevent the development, introduction and marketing of new Smart Card products. The Company will be substantially dependent in the near future upon Smart Card products that are currently being developed. There can be no assurance that, despite testing by the Company, errors will not be found in the Company's Smart Card products, or, if errors are discovered, corrected in a timely manner. If the Company is unable to develop on a timely basis existing or new Smart Card products or enhancements to existing products, or if its Smart Card products do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

RISKS ASSOCIATED WITH EXPANSION. The Company will seek to develop and expand its Smart Card products and increase its marketing operations. Expansion will place substantial strains on the Company's management and its operational, accounting and information resources and systems. Successful management of growth will require the Company to improve its financial controls, operating procedures and information systems, and to hire, train, motivate and manage its employees. The Company's failure to manage growth effectively would have a material adverse effect on its results of operations and its ability to execute its business strategy.

OBSOLESCENCE AND TECHNOLOGICAL CHANGE. The markets for Smart Card products are characterized by rapidly changing technology and evolving industry standards which result in product obsolescence and short product life cycles.

Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, develop and successfully market new Smart Card products that satisfy evolving technologies, customer preferences and industry requirements. There can be no assurance that competitors will not market Smart Card products which have perceived advantages over those of the Company or which render the Company's Smart Card products obsolete or less marketable.

IMPEDIMENTS TO MARKET ACCEPTANCE OF PRODUCTS. As with other new products designed to replace existing products or change product designs, potential customers may be reluctant to integrate the Company's Smart Card products into their systems unless the products are proven to be both reliable and available at a competitive price in an assured quantity. Even assuming product acceptance, the Company's customers may be required to redesign their systems to effectively use the Company's Smart Card products. The time and costs necessary for such redesign could delay or prevent market acceptance of the Company's Smart Card products. A lack of, or delay in, market acceptance of one or more of the Company's Smart Card products could adversely affect the Company's operations.

DEPENDENCE ON MANUFACTURERS AND SUPPLIERS. The Company purchases FRAM semiconductor chips for its Smart Card products from two affiliated manufacturers, Ramtron and Rohm, and purchases other components used in assembly of its Smart Cards from other key suppliers. The Company's reliance upon outside manufacturers and suppliers is expected to continue and involves several risks, including limited control over the availability of components, delivery schedules, pricing and product quality. The Company may also experience delays, expenses and lost sales should it be required to locate and qualify alternative suppliers.

RELIANCE UPON PATENTS AND TRADE SECRETS. The Company relies on its patents, trade secrets and copyrights and the patents, trade secrets and copyrights of its licensors to protect its Smart Card technology. Although the Company intends to enforce its patents, trade secrets and copyrights aggressively, there can be no assurance that such protection will be available in any particular instance or that the Company will have the financial resources necessary to adequately enforce its rights. The unavailability of such protection or the inability to enforce adequately such rights could materially adversely affect the Company's business and operating results. The Company operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's present or future Smart Card products or licensed technology may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may be required to obtain licenses relating to technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could materially adversely affect the Company's operations.

NEED FOR ADDITIONAL FINANCING. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its current cash, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for at least 12 months following the date of this Report. In the event that the Company's plans change, its assumptions prove to be inaccurate or its cash flow prove to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to seek additional financing or curtail its activities. Any issuance of equity securities would result in dilution to the interests of the Company's stockholders and any issuance of debt securities would subject the Company to risks that interest rates may increase or cash flow may be insufficient to repay such indebtedness. The Company has no arrangements or understandings for additional financing and there can be no assurance that additional financing will be available to the Company if required.

DEPENDENCE UPON CUSTOM SYSTEM DEVELOPMENT PROJECTS. The Company relies upon custom system development projects for a significant part of its revenues. The inability of the Company to replace completed projects with new projects would adversely affect the Company's operations.

RISKS ASSOCIATED WITH GOVERNMENT REGULATIONS. The Company's Smart Card products use radio frequency technologies, emit radio frequency energy emissions and their assembly may require the disposal of chemicals and gases during the assembly process. Current and future U.S. and foreign governmental regulations concerning radio frequency technologies, energy emissions and waste disposal could adversely affect the Company's business operations and results of operations.

DEPENDENCE UPON QUALIFIED PERSONNEL AND EXECUTIVE OFFICERS. The Company's operations depend in part upon its ability to retain and hire qualified personnel, of which there can be no assurance. The Company's operations are also dependent upon the continued services of Richard L. Horton, its Chief Executive Officer and President, and certain other executive officers. The loss of services of any of the Company's executive officers, whether as a result of death, disability or otherwise, could have a material adverse effect upon the Company's operations. The Company does not have employment agreements with any of its executive officers. The Company is the beneficiary to a key person insurance policy insuring the life of Mr.
Horton in the amount of $1,000,000.

CONTROL BY PRINCIPAL STOCKHOLDERS; AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK; PREVENTION OF CHANGES IN CONTROL. At March 16, 1998, Ramtron and Intag International Limited ("Intag") together own approximately 77.0% of the issued and outstanding shares of Common Stock and continues to elect all of the Company's directors and control the affairs of the Company. The Company's Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock with such rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, under the Certificate of Incorporation, the Board of Directors may, without shareholder approval, issue Preferred Stock with dividend, liquidation, conversion, voting, redemption or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. The issuance of any shares of Preferred Stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock and could further be used by the Board of Directors as a device to prevent a change in control of the Company. The Company has not issued any of the Preferred Shares to date and has no plans to issue Preferred Shares. The Company has no other anti-takeover provisions in its Certificate of Incorporation or Bylaws. Holders of the Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion rights.

NO DIVIDENDS. The Company has not paid any dividends on its Common Stock and does not intend to pay dividends in the foreseeable future.

POSSIBLE VOLATILITY OF SECURITIES PRICES. The market price of the Common Stock and Warrants may be highly volatile. Factors such as the Company's operating results or public announcements by the Company or its competitors may have a significant effect on the market price of the securities. In addition, market prices for the securities of many small capitalization companies have experienced wide fluctuations due to variations in quarterly operating results, general economic conditions and other factors beyond the Company's control.

SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of Common Stock in the open market or the availability of such shares for sale could adversely affect the market price of the securities. As of March 16, 1998, 3,041,500 shares of Common Stock, Warrants to purchase 1,500,000 shares of Common Stock and Options to purchase 579,530 shares of Common Stock under the 1993 Employee Stock Plan may be purchased and sold in the open market without restriction or further registration under the 1933 Act. An additional 10,231,032 shares of Common Stock, Warrants to purchase 983,218 shares of Common Stock and Options to purchase 965,000 shares of Common Stock under the 1993 Employee Stock Plan are "restricted securities" as that term is defined under Rule 144 of the 1933 Act, all of which are currently eligible for resale. However, all of the Company's officers, directors and 5% or greater stockholders have agreed, pursuant to a lock-up agreement with Spencer Edwards, Inc. ("SEI"), not to dispose of more than 50% of their shares of Common Stock until March 1999 without the prior written consent of SEI. There are no arrangements, agreements or understandings with respect to a release of the lock-up agreement by SEI and it is not SEI's general policy to grant such a release. Nevertheless, SEI will consider requests for such releases on an individual basis and may in the future grant such requests in connection with this or other offerings.

NASDAQ SMALLCAP MARKET MAINTENANCE REQUIREMENTS. The Company must also maintain certain requirements in order to be listed on the Nasdaq SmallCap Stock MarketSM ("Nasdaq"). These requirements include maintaining a specified level of net tangible assets, as defined, market capitalization or net income. Additionally, the Company must maintain a specified level of publicly traded shares, market value of the publicly traded shares, minimum bid price, number of market makers and shareholders. As of December 31, 1997 the Company was in compliance with the Nasdaq listing requirements. There is no assurance that the Company will continue to meet the Nasdaq listing requirements.

LIMITATIONS ON LIABILITY OF DIRECTORS. The Company's Certificate of Incorporation substantially limits the liability of the Company's directors to the Company and its stockholders for breach of fiduciary or other duties to the Company.

REDEMPTION OF WARRANTS. The Warrants may be redeemed by the Company under certain circumstances upon 30 days' written notice to the Warrantholders at $.01 per Warrant. In such event, the Warrants will be exercisable until the close of business on the date fixed for redemption in such notice. Any Warrants not exercised by that time will cease to be exercisable, and the holders will be entitled only to the redemption price, which is likely to be substantially less than the market value of the Warrants. Accordingly, such redemption could force the Warrantholders to exercise the Warrants and pay the exercise price at a time when it might be disadvantageous for them to do so or sell the Warrants at the then market price when they might otherwise prefer to hold the Warrants.

ITEM 2.  PROPERTIES

The Company's headquarters are located in an 8,900 square foot leased facility in Greenwood Village, Colorado, a suburb of Denver, Colorado. The current lease requires a base monthly rental of $8,419 and expires in November 1998. The Company has the right to renew the lease for an additional three years at then-current rental market rates on 180 days prior written notice to the landlord. The Company has no rights of first refusal or purchase options under the lease. The base rental may be increased during the term of the lease to reflect the Company's share of any increases in specified operating expenses for the facility, such as real estate taxes, insurance, utilities and the like. The Company believes its existing facility is adequate for its current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and Warrants are quoted on Nasdaq under the symbols "RCOM" and "RCOMW," respectively.

The following table sets forth, for the periods indicated the range of high and low sales prices per share of the Company's Common Stock, as reported on Nasdaq.

                                                              HIGH      LOW
                                                              -----    -----
By Quarter End

1997
First Quarter (beginning March 13, 1997)                     4.375    2.625
Second Quarter.......................................         3.500    1.750
Third Quarter........................................         2.875    1.531
Fourth Quarter.......................................         3.000    1.063

1998
First Quarter (ending March 16, 1998)................         2.250    1.250

As of March 16, 1998, the last reported sale price of the Company's Common Stock was $1.531 per share, and there were approximately 1,295 holders of record of the Common Stock.

The Company has not declared or paid dividends on its Common Stock since its formation, and the Company does not anticipate paying dividends in the foreseeable future. Although the Company does not currently have a credit facility, future credit facilities, if any, are likely to prohibit the payment of dividends. Declaration or payment of dividends, if any, in the future, will be at the discretion of the Board of Directors and will depend on the Company's then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.

In August 1997, the Company issued 160,000 common shares to INTAG for consideration previously received related to amendments to the Technology License and Supply Agreements.

In March 1997, the Company completed its initial public offering ("IPO") of common stock at $4.75 per unit, each unit consisting of one share of $.01 par value common stock and one common stock purchase warrant, pursuant to an effective registration statement on Form SB-2 (SEC File No. 333-18351). Spencer Edwards, Inc. was the managing underwriter. The gross proceeds generated were $7,125,000 and the approximate expenses incurred were as follows: (i) $855,000 for underwriters discount and fees; (ii) $327,000 in other expenses, including legal, accounting and printing fees. The Company used the net proceeds of approximately $5,943,000 as follows: (i) approximately $2,126,000 to repay outstanding debt and accrued interest ($950,000 to Intag and $97,000 to Ramtron); (ii) to repay accounts payable to related parties (approximately $483,000 to Ramtron) primarily for materials purchases; (iii) to purchase and install machinery and equipment of approximately $80,000; (iv) for sales and marketing activities of approximately $803,000; (v) for research and development activities of approximately $978,000; (vi) and for working capital of approximately $1,473,000. As of December 31, 1997, the Company had applied all of the net offering proceeds from the March 1997 IPO.

During 1997, the Company sold the following shares of its Common Stock which were not registered under the 1933 Act, as amended.

(i) In August 1997, the Company issued 160,000 common shares to Intag for consideration previously received related to amendments to the Technology License and Supply Agreements.

(ii) From time to time, the Company has issued stock options (aggregating 1,567,000 stock options as of December 31, 1997) to employees, officers and directors under its 1993 Employee Stock Option Plan. In October 1997 the Company registered the shares to be issued to Employees upon exercise of options pursuant to a registration statement on Form S-8.

The sales of securities described in paragraph (i) were issued in reliance upon the exemption from registration under the Securities Act provided by
Section 4(2) thereof or Regulation D thereunder. The purchasers were either accredited investors as defined in Regulation D or sophisticated investors and all had adequate access, through their relationships with the Company and its Officers, to information about the Company. The purchasers represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed on the share certificates or contained in the instruments representing the securities. The sales of securities described in paragraph
(ii) were issued in reliance upon the exemption from registration under the Securities Act of 1933 provided by Rule 701, promulgated thereunder, for transactions pursuant to compensatory benefit plans as provided under Rule
701. The options granted under the 1993 Employee Stock Plan were granted to employees and directors of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain selected financial data, which should be read in conjunction with, and are qualified in their entirety by, the financial statements and related notes thereto.

STATEMENT OF OPERATIONS DATA                                   1997           1996               1995              1994
----------------------------------------------------------------------------------------------------------------------------
     Revenues                                             $   902,280     $ 2,427,285        $ 1,147,915       $   354,586
----------------------------------------------------------------------------------------------------------------------------
     Gross margin                                             361,014       1,375,408            501,446           177,369
----------------------------------------------------------------------------------------------------------------------------
     Loss from operations                                  (3,620,967)     (1,214,784)        (2,837,935)       (2,682,589)
----------------------------------------------------------------------------------------------------------------------------
     Net loss                                              (3,702,581)     (1,303,837)        (2,878,034)       (3,480,171)
----------------------------------------------------------------------------------------------------------------------------
     Net loss per share - Basic and Diluted               $     (0.29)     $    (0.11)        $    (0.27)      $     (0.44)
----------------------------------------------------------------------------------------------------------------------------
     Weighted average shares outstanding                   12,775,865      11,532,532         10,541,372         7,942,083
---------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
     Cash                                                 $ 1,198,567    $    314,202       $    512,435       $   228,675
----------------------------------------------------------------------------------------------------------------------------
     Working capital (deficit)                              1,057,594      (1,846,523)          (580,150)       (1,895,267)
----------------------------------------------------------------------------------------------------------------------------
     Total assets                                           3,171,678       3,885,851          3,038,661         3,106,244
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                        396,443       3,651,587          1,500,560         2,923,907
----------------------------------------------------------------------------------------------------------------------------
     Stockholders' equity                                   2,775,235         234,264          1,538,101           182,337
----------------------------------------------------------------------------------------------------------------------------

OVERVIEW

The Company principally generates revenues from licensing, fee based custom product development projects and sales of its Smart Card products. If the Company is unable to continually replace larger custom product development projects as projects are completed, its operations may be adversely affected. Custom product development projects are billed in stages based on contractual performance milestones. Accordingly, financial results for any calendar quarter may fluctuate widely depending on the stage of a custom product development project or the amount of licensing payments in a particular quarter.

The Company is limited under its Tripartite Agreement (see Note 6 to financial statements) with Ramtron and Intag to sublicense rights to Ramtron's ferroelectric technology for use in RFID applications to no more than five parties.

All custom product development revenues for the year ended December 31, 1996 were the result of a development contract with Bull CP8, a division of Group Bull. For the years ended December 31, 1997 and 1996, four customers, and three customers, respectively, each accounted for 10% or more of the Company's non-related party net product sales, and one customer accounted for primarily all net product sales to related parties. See "Item 1. Business."

RESULTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                     ----------        ---------     ---------
                                                       1997              1996          1995
                                                     ----------        ---------     ---------
Revenue                                                100.0%            100.0%        100.0%
Cost of revenues                                        60.0%             43.3%         56.3%
Gross margin                                            40.0%             56.7%         43.7%
Research and development expenses                      136.8%             20.8%         91.4%
General and administrative expenses                    118.6%             34.4%        109.2%
Sales and marketing expenses                           112.4%             35.8%         61.7%
Equity in loss of Racom Japan                           22.3%              8.6%         13.9%
Loss on write off of investment in Racom Japan          33.7%               -             -
Amortization expense                                    17.5%              7.1%         14.7%
Loss from operations                                  (401.3%)           (50.0)%      (247.2)%
Other income (expense)                                  (9.1%)            (3.7)%        (3.5)%
Net loss                                              (410.4%)           (53.7)%      (250.7)%


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES. Revenues decreased 62.8% to $902,280 for the year ended December 31, 1997 from $2,427,285 for the year ended December 31, 1996.

Product Sales. Product sales decreased 23.0% to $305,327 for the year ended December 31, 1997 from $396,345 for the year ended December 31, 1996. To date, the Company has completed a series of projects, many of which are small scale "pilot" projects, but may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer. In 1996, product sales included approximately $60,000 of product sales to Transmac for an automatic fare collection project and approximately $33,000 of product sales to Impulse Enterprises, Inc. These projects did not generate any additional sales during 1997.

Custom Product Development Projects. There were no revenues from custom product development projects for the year ended December 31, 1997. 1996 revenues reflect the initial payment and completion of one milestone under a custom product development contract totaling $600,000. No additional milestones were reached during 1997.

License Revenues. License revenues decreased 58.3% to $596,953 for the year ended December 31, 1997, from $1,430,940 for the year ended December 31, 1996.

In 1996, license revenues included the recognition of revenues on a license from RJ for the manufacture and sale of FRAM based radio frequency products in Japan of $537,031. The amount received for the license was $933,968. At the time of sale, the Company owned a 50% interest in RJ and, accordingly, 50% of this amount (representing the Company's intercompany profit due to its 50% equity ownership in RJ on the date of the sublicense) was deferred and was being recognized over the five-year life of the related technology license owned by RJ, commencing on the date of sale. As of December 31, 1996, $70,047 had been recognized.

Also in 1996, the Company consented to RJ entering into a custom product development project with Fujitsu pursuant to the technology license discussed above, under which the Company is entitled to 50% of all sublicense revenue earned by RJ. This sublicense resulted in the Company recognizing $893,909 in additional licensing revenues in 1996. The balance of the sublicense revenue on this contract with Fujitsu, $200,016, was recorded as license revenues during 1997.

In 1997, the Company's equity ownership in RJ was reduced to 19.9% through a combination of a sale of shares owned in RJ to a third party and RJ's issuance of new shares to third parties. As a result of these changes in ownership and a corresponding change to the cost method of accounting for the investment, the Company recognized the balance of the deferred revenue during 1997, totaling $396,937.

The decrease in license revenues reflects the delay in closing the licensing contract with Hitachi, which closed in January 1998. The Company had expected to recognize the initial payment on the Hitachi contract in the fourth quarter of 1997.

COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin decreased to 40.0% in 1997 from 56.7% in 1996.

PRODUCT COSTS. The Company has not generated any margin on product sales in part because of competition with Contacted Cards which typically are sold at a lower price than the Company's Smart Cards. Currently, production volumes of the Company's products are not sufficient to cover manufacturing costs which are included in Cost of Revenues. Due to an increase in availability of FRAM chips resulting in lower component costs, and the use of EEPROM chips which are already available at lower component costs, the Company expects to be able to lower its prices while improving gross margin. The Company anticipates that cost efficiencies will allow the Company to compete more effectively with Contacted Card products and to build sales volume for its Smart Cards. In addition to ordinary product costs, 1997 cost of revenues includes a write down of existing inventory of approximately $121,000 related to a revaluation to market value for a specific component part.

CUSTOM PRODUCT DEVELOPMENT PROJECTS. Custom Product Development Projects for 1996 includes $530,337 of costs associated with a custom product development project. Custom product development projects typically include research and development activities performed on a contract basis. No additional costs were incurred related to the custom product development project during 1997.

LICENSE REVENUES. In any given year, gross margin is primarily a result of license revenues which have no direct cost of revenues.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D increased 144.2% to $1,234,096 in 1997 from $505,266 in 1996. R&D efforts relating to the Company's Smart Card Systems have continued to expand from 1996 through 1997. During 1997, the Company incurred approximately $250,000 for development of the Company's latest products, the RX Series, not including personnel costs associated with the RX Series product development. 1997 expenses also include a $63,000 increase in wages and benefits due to the hiring of two additional engineers. During 1996, the Company incurred expenses related to a joint development project with Bull CP8. Engineering personnel resources and development costs totaling $388,158 were directly related to the project and are included in cost of revenues for 1996.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A increased 28.4% to $1,070,404 for 1997 from $833,879 for 1996. This increase is primarily attributable to expenses incurred to comply with the reporting obligations imposed on the Company as a public entity, including approximately $40,000 for Investor Relations expenses, approximately $5,000 for securities legal expenses, and approximately $85,000 for D&O and Officer's life insurance premiums. Travel expenses increased approximately $22,000 due to the travel required to attend investor conferences. Wages and benefits attributable to G&A increased approximately $52,000 due to the hiring of a management information systems specialist and salary increases for five other employees.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 16.7% to $1,014,484 in 1997 from $869,401 in 1996. This increase is due to the hiring of the Vice President of Business Development and the Vice President of Business Solutions in June 1996, and a product manager in February 1997. Wages and benefits for these three individuals resulted in an increase in expenses for 1997 of approximately $230,000 over 1996 expenses. Recruiting fees for the product manager resulted in an increase of expenses of $20,000. The Vice President of Sales and Marketing left the Company in December 1996, resulting in a corresponding decrease in expenses of approximately $140,000.

EQUITY IN LOSS OF RACOM JAPAN. The Company currently owns 19.9% of RJ, decreased from 40% as of December 31, 1996. RJ was formed in 1993 for the purpose of marketing, distributing and supporting the Company's Smart Card products to be sold in Japan. The Company accounted for its investment on the equity method and had recorded its share of RJ's losses in its financial statements to the extent of capital invested in RJ by the Company. During 1997, the Company decreased its ownership in RJ through a combination of sales of a portion of the Company's investment to third parties and issuance of new shares by RJ to third parties, and the Company changed to the cost method of accounting for its investment. The equity in the losses of RJ were $209,248 in 1996 and $201,376 in 1997. The loss in 1996 includes $141,953 from previous periods which were not recognized because the Company's investment was reduced to zero. The increase in the loss between years resulted from the purchase of sublicense rights from the Company which increased RJ's amortization expense over the five year term of the sublicense. RJ's losses were primarily related to ongoing research and development activities as well as longer sales cycles and trial tests demanded by Japanese customers. Based on RJ's continuing operating losses and new information obtained by the Company indicating that the carrying value of the Investment in RJ was not realizable, the Company wrote off the balance of its Investment in RJ, totaling $303,978.

AMORTIZATION EXPENSE. The Company's primary asset is a technology license ("Technology License") related to the design and manufacture of its Smart Card products. The Company originally purchased the technology from Ramtron pursuant to a technology license agreement for $2,000,000 in cash and 2,000,000 shares of the Company's Common Stock. The technology license was recorded at the original cash acquisition cost of $2,000,000. In 1995, the Company acquired certain additional rights with respect to the technology. The net cost of obtaining the additional rights was $400,000 and was capitalized in 1995. The asset is amortized over its estimated useful life on a straight-line basis.

OTHER INCOME (EXPENSE). During 1997, the Company incurred $43,189 in interest expense, primarily related to the bridge loan financing completed in 1996. The bridge notes carried interest at prime plus 2% and matured the earlier of one year from the Bridge Date or upon the closing on an IPO. Interest expense for 1997 also includes $96,667 related to the amortization of debt issuance costs associated with the bridge notes. Additionally, during 1997 the Company incurred $17,405 in interest expense on various notes payable to Intag and Ramtron. The notes were due on demand and carried annual interest of 10% and prime plus 2%, respectively. During March 1997, the Company completed its IPO and used $2,126,103 to repay the outstanding debt and interest owed on the bridge loans, to Intag and Ramtron. The remaining proceeds from the IPO were held in cash equivalents during 1997 and resulted in interest income earned of $100,037. Other income (expense) for 1997 also includes approximately $19,000 in exchange rate losses due to exchange rate fluctuations at various times during the year related to foreign transactions. During 1996, the Company incurred $64,400 in interest expense on various notes payable to Intag and Ramtron. The Company also recorded $28,367 in exchange rate losses due to exchange rate fluctuations at the end of the year related to the license revenue receivable due from RJ.

NET LOSS. The Company is a C Corporation under the Internal Revenue Code and for income tax reporting purposes as of December 31, 1997, has approximately $13,700,000 and $221,000 of net operating loss and research and development tax credit carryforwards that expire at various dates through the year 2012. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to the Company in any given year if certain events occur, including significant changes in ownership interests.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES. Revenues increased 111.5% to $2,427,285 for the year ended December 31, 1996 from $1,147,915 for the year ended December 31, 1995. This increase reflects the initial payment and completion of one milestone under a custom product development contract totaling $600,000 and recognition of revenues on a license from RJ, for the manufacture and sale of FRAM based radio frequency products in Japan of $537,031. The amount received for the license was $933,968. At the time of sale, the Company owned a 50% interest in RJ and, accordingly, 50% of this amount (representing the Company's intercompany profit due to its 50% equity ownership in RJ on the date of the sublicense) was deferred and is being recognized over the life of the related technology license asset owned by RJ, which is five years, commencing on the date of sale, of which $70,047 had been recognized as of December 31, 1996. During the year ended December 31, 1996, the Company consented to RJ entering into a custom product development project with a Japanese company, pursuant to the technology license discussed above, under which the Company is entitled to 50% of all sublicense revenue earned by RJ. This sublicense resulted in the Company recognizing $893,909 in additional licensing revenues.

COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin increased to 56.7% in 1996 from 43.7% in 1995. The gross margin is primarily a result of license revenues which have no direct cost of revenues. The Company has not generated any margin on product sales in part because of competition the Company encounters with Contacted Cards which typically are sold at a lower price than the Company's Smart Cards. The Company expects to be able to lower its prices to compete more directly in price with Contacted Card products as it builds manufacturing volumes for its Smart Cards and ferroelectric technology becomes available from additional licensed semiconductor manufacturers. Cost of revenues for 1996 also includes $521,540 of costs associated with a custom product development project.

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

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A decreased 33.5% to $833,879 for 1996 from $1,253,252 for 1995. For 1995, the Company incurred salary, travel and consulting expenses of approximately $465,000 including $105,848 of consolidated expenses of Intag Systems, Inc. ("ISI"), a wholly-owned subsidiary, which was sold in June 1995. In addition, the Company's legal fees decreased approximately $76,000 between the years. Finally, the Company eliminated monthly fee payments to directors in early 1995, resulting in a decrease of expenses of $12,000.

SALES & MARKETING EXPENSES. Sales and marketing expenses increased 22.7% to $869,401 in 1996 from $708,566 in 1995. This increase is due to the hiring of the Vice President of Product Development in June 1996. The Company also increased its travel spending in conjunction with sales activities by approximately $30,000 between years. Additionally, the Company paid $5,000 per month beginning in July 1995 for consulting fees related to developing its products for use in the airline industry.

EQUITY IN LOSS OF RACOM JAPAN. At December 31, 1996, the Company owned 40% of RJ, decreased from 50% as of March 29, 1996. RJ was formed in 1993 for the purpose of marketing, distributing and supporting the Company's Smart Card products to be sold in Japan. In 1996, the Company accounted for its investment on the equity method and has recorded its share of RJ's losses in its financial statements to the extent of capital invested in RJ by the Company. The equity in the losses of RJ increased 31.3% in 1996 to $209,248 from $159,403 in 1995. In early 1996, the Company and NS invested an additional $466,984 each in RJ. Subsequently, third parties also invested in RJ reducing the Company's ownership to 40%. During 1995, the Company's portion of the net losses in RJ exceeded the carrying value of the investment. During 1996, the Company recognized $141,953 of previously unrecognized losses from the prior year in excess of its investment through December 31, 1995. RJ's losses were primarily related to ongoing research and development activities as well as longer sales cycles and trial tests demanded by Japanese customers.

AMORTIZATION EXPENSE. As discussed above, the Company's cash acquisition cost of the Technology License is amortized over its estimated useful life on a straight-line basis.

OTHER INCOME (EXPENSE). During 1996, the Company incurred $64,400 in interest expense on various notes payable to Intag and Ramtron. The notes were due on demand and carried interest at a rate of 10% and prime plus 2%, respectively. The Company also recorded $28,367 in exchange rate losses due to exchange rate fluctuations at the end of the year related to the license revenue receivable due from RJ. Other income and expense in 1995 primarily included $143,645 in interest expense related to the notes payable to Intag and a $170,647 gain on the sale of ISI to Intag.

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

CASH FLOW

The Company had cash and cash equivalents of $1,198,567 and $314,202 as of December 31, 1997 and 1996, respectively.

The following table summarizes, for the periods presented, certain items from the Statements of Cash Flows of the Company.

                                                               YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                      1997              1996              1995
                                                -------------------------------------------------
Net Cash Used in Operating Activities           $  (3,115,406)    $   (798,473)    $  (2,089,990)
Net Cash Used in Investing Activities                 (76,068)        (491,959)          (25,410)
Net Cash Provided by Financing Activities           4,075,839        1,092,199         2,399,160


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

OPERATING ACTIVITIES. Net cash used in operations increased to $3,115,406 in 1997 from $798,473 in 1996. The increase reflects the net loss for 1997 of $3,702,581. Subsequent to December 31, 1997, the Company executed an agreement, in conjunction with Ramtron, granting Hitachi a worldwide, non-exclusive license to design, manufacture and sell Smart Card products based on the Company's contactless, ferroelectric smart card technology, and Ramtron's proprietary FRAM technology. The Company received the first payment on the license on January 29, 1998, improving its cash and working capital position.

INVESTING ACTIVITIES. Net cash used in investing activities decreased to $76,068 in 1997 from $491,959 in 1996. In 1997, the Company purchased $84,004 in fixed assets and sold a portion of its investment in RJ for $7,936. During 1996, the Company invested an additional $466,984 in RJ and purchased $25,572 in fixed assets. Capital expenditures in 1998 are expected to be approximately $150,000, comprised of testing equipment for product development, a voicemail system for the Company's office and software and upgrades to the Company's existing computer systems.

FINANCING ACTIVITIES. Net cash provided by financing activities increased to $4,075,839 in 1997 from $1,092,199 in 1996. This improvement is directly related to the Company's IPO which raised $5,942,568, net of offering costs. The Company used $2,126,103 of the IPO proceeds to retire the Bridge Loans, as defined below, of $1,040,000 and related party debt and accrued interest of $1,086,103. During 1997, a former employee exercised options issued under the 1993 Employee Stock Plan to purchase 30,000 shares of the Company's Common Stock for $45,000. During 1996, the Company borrowed $90,000 and $170,000 (net of repayments) from Ramtron and Intag, respectively. Additionally, in December 1996, the Company borrowed an aggregate of $1,040,000 from a group of lenders (the "Bridge Loan(s)") evidenced by promissory notes which carried interest at 2% over the prime interest rate. The Bridge Loans were repaid with proceeds from the Company's IPO. As additional consideration for the Bridge Loans, the Company issued one Bridge Warrant for each $4.00 loaned to the Company or a total of 260,000 Bridge Warrants. Each Bridge Warrant entitles the holder to purchase one share of Common Stock at $5.94 per share through March 12, 1999. The Company incurred $106,587 and $161,948 in 1996 for debt issuance costs related to the Bridge Loan financing and costs related to the IPO, respectively.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

OPERATING ACTIVITIES. Net cash used in operations decreased to $798,473 in 1996 from $2,089,990 in 1995. This is a result of the improved operating results (see "Results of Operations") in addition to the funding of approximately $279,561 of the Company's FRAM chip purchases by Ramtron.

INVESTING ACTIVITIES. Net cash used in investing activities increased to $491,959 in 1996 from $25,410 in 1995. During 1996, the Company invested an additional $466,984 in RJ and purchased $25,572 in fixed assets. In 1995, the Company increased its investment in the Ramtron technology license by $400,000, purchased $63,440 in fixed assets, and received $237,116 from a related party on repayments of notes receivable. The Company also received $200,000 from Intag for a technology sublicense.

FINANCING ACTIVITIES. Net cash provided by financing activities decreased to $1,092,199 in 1996 from $2,399,160 in 1995. During 1996, the Company borrowed
$90,000 and $170,000 (net of repayments) from Ramtron and Intag, respectively. Additionally, in December 1996, the Company completed the borrowing of an aggregate of $1,040,000 from the Bridge Loans evidenced by promissory notes which carried interest at 2% over the prime interest rate. As additional consideration for the Bridge Loans, the Company issued one Bridge Warrant for each $4.00 loaned to the Company or a total of 260,000 Bridge Warrants. Each Bridge Warrant entitles the holder to purchase one share of Common Stock at $5.94 per share through March 12, 1999. The Company incurred $106,587 and $161,948 in 1996 for debt issuance costs related to the Bridge Loan financing and costs related to the IPO, respectively. During 1995, the Company sold 500,000 shares of its Common Stock at $3.00 per share. Also, the Company borrowed $900,000 (net of repayments) from Intag on short-term convertible notes bearing interest at 10% during 1995.

CAPITALIZATION

The Company's capitalization of $2,775,235 as of December 31, 1997 is comprised entirely of stockholders' equity, as compared to $2,069,596 of short-term debt and $234,264 in stockholders' equity as of December 31, 1996. The increase is primarily attributable to the issuance of 1,500,000 shares of Common Stock in conjunction with the Company's IPO. A portion of the proceeds from the IPO was used to repay the short-term debt outstanding as of December 31, 1996.

The Company has generated substantial operating losses since inception and has yet to generate sufficient revenues to fund its operations. To date, the Company has completed a series of smaller-scale projects; however, the Company has not yet completed a significant number of substantial sales transactions covering the application of its products and, as a result, an uncertainty exists as to whether the Company will be able to successfully market and sell its products to third parties at sufficient prices and volumes to fund its operations. During 1996 and 1997, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the sale of non-exclusive sublicenses to its technology, proceeds from the sale of its common stock, bridge loan borrowings and related party borrowings.

During 1998, the Company anticipates that increased operating revenues will be achieved through a combination of product sales, development contracts and the sale of non-exclusive licenses. However, the Company is limited under its Tripartite Agreement (see Note 6 to financial statements) with Ramtron and Intag to sublicense rights to Ramtron's ferroelectric technology for use in RFID applications to no more than five parties. In addition, the Company also anticipates that it will maintain its current level of operating expenses, including research and development expenditures which are required for the Company to further develop and market its products and achieve successful operations. However, there is no assurance the Company will be successful in developing and marketing its products or that the Company's operations will generate sufficient revenues to fund its operations and to allow it to become profitable. Further, the Company anticipates capital expenditures of $150,000 in 1998.

Management of the Company intends to fund its 1998 operations through a combination of product sales, technology sublicensing and possible offerings of its common stock. There is no assurance that sales of common stock will occur or that additional proceeds will be received from such offerings. The Company currently does not have an available source for short-term borrowings.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and carrying amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company must also maintain certain requirements in order to be listed on Nasdaq. These requirements include maintaining a specified level of net tangible assets, as defined, market capitalization or net income. Additionally, the Company must maintain a specified level of publicly traded shares, market value of the publicly traded shares, minimum bid price, number of market makers and shareholders. As of December 31, 1997 the Company was in compliance with the Nasdaq listing requirements. There is no assurance that the Company will continue to meet the Nasdaq listing requirements.

Year 2000

The Company utilizes software and related technologies throughout its business and relies on many suppliers of services and materials that will be affected by the date change in the year 2000. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. An internal study is currently under way to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. The Company will begin to incur expenses in 1998 to resolve this issue. Management believes these amounts are not significant and such expenditures will continue through the year 1999.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements, which are included in this report on pages F-1 through F-22, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Stockholders to be held on April 22, 1998.


ITEM 10.  EXECUTIVE COMPENSATION

Information is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Stockholders to be held on April 22, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Stockholders to be held on April 22, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Stockholders to be held on April 22, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a).   Exhibits:

EXHIBIT NO.              TITLE
-----------              -----
3.01     Restated Certificate of Incorporation of the Registrant (1)

3.02     Restated Bylaws of the Registrant (1)

4.01     1993 Employee Stock Plan (5)

4.02     Form of 1993 Employee Stock Agreement
         under the 1993 Employee Stock Plan (5)

4.03     Form of Representative's Warrant (1)

4.04     Form of Warrant Agreement (1)

4.05     Form of Lock-Up Agreement (2)

10.01    Lease Agreement - Greenwood Village Office Facility (1)

10.02    Joint Venture Agreement (Racom Japan) (1)

10.03    Exclusive Distributor Agreement (Racom Japan) (1)

10.04    Technology License Agreement (Racom Japan) (1)

10.05    Exclusive Distributor Agreement (Racom Japan) (1)

10.06    Development and Supply Agreement (Bull CP-8) (1)

10.07    Agreement regarding ferroelectric RFID products (Rohm) (1)

10.08    Stock Purchase Agreement (Rohm) (1)

10.09    Settlement Agreement (Intag) (1)

10.10    Assignment and Security Agreement (Intag) (1)

10.11    Technology License Agreement (Ramtron) (1)

10.12    Amendment to Technology License Agreement (Ramtron) (1)

10.13    Second Amendment to Technology License Agreement (Ramtron) (1)

10.14    Tripartite Technology Agreement entered into April 15, 1997 between
         Racom Systems, Inc., Ramtron International Corporation and Intag
         International Limited (3)



10.15    Amendment No. 3 RF/ID Products to High-Density FRAM Cooperation
         Agreement between Racom Systems, Inc., Ramtron International
         Corporation and Hitachi, Ltd. (4)

23.01    Consent of Arthur Andersen LLP (filed herewith)

27.01    Financial Data Schedule (filed herewith)

-------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC File No. 333-18351), as filed with the Securities and Exchange Commission on December 20, 1996.

(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (SEC File No. 333-18351), as filed with the Securities and Exchange Commission on February 5, 1997.

(3) Incorporated by reference to the Company's Form 10-QSB (SEC File No. 000-21907), as filed with the Securities and Exchange Commission on May 15, 1997.

(4) Incorporated by reference to the Company's Form 8-K (SEC File No. 000-21907), as filed with the Securities and Exchange Commission on February 2, 1998.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (SEC File No. 333-38645), as filed with the Securities and Exchange Commission on October 15, 1997.

(b).   Reports of Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Greenwood Village, Colorado on March 30, 1998.

                    RACOM SYSTEMS, INC., a Delaware corporation


                    By: /s/ RICHARD L. HORTON
                    -------------------------------
                    Richard L. Horton
                    Chief Executive Officer, President, Chief Financial Officer and Director (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)

                    By: /s/ LILLIAN V. BURKEY
                    -------------------------------------
                    Lillian V. Burkey
                    Controller and Acting Secretary (PRINCIPAL ACCOUNTING
                    OFFICER)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on the dates indicated.

       SIGNATURE                              TITLE                  DATE
---------------------------     ----------------------------   ----------------

/s/ Charles A. Fear
----------------------------    Chairman of the Board of
Charles A. Fear                 Directors                      March 26, 1998

/s/ Mark R. Davison
---------------------------     Director                       March 30, 1998
Mark R. Davison

/s/ Chas Yap Hockeng
---------------------------     Director                       March 25, 1998
Chas Yap Hockeng

/s/ George J. Stathakis
----------------------------    Director                       March 24, 1998
George J. Stathakis

/s/ John A. Hinds
----------------------------    Director                       March 24, 1998
John A. Hinds

                                  EXHIBIT INDEX

EXHIBIT NO.        TITLE

      3.01         Restated Certificate of Incorporation of the Registrant (1)

      3.02         Restated Bylaws of the Registrant (1)

      4.01         1993 Employee Stock Plan (5)

      4.02         Form of 1993 Employee Stock Agreement
                   under the 1993 Employee Stock Plan    (5)

      4.03         Form of Representative's Warrant (1)

      4.04         Form of Warrant Agreement (1)

      4.05         Form of Lock-Up Agreement (2)

      10.01        Lease Agreement - Greenwood Village Office Facility (1)

      10.02        Joint Venture Agreement (Racom Japan) (1)

      10.03        Exclusive Distributor Agreement (Racom Japan) (1)

      10.04        Technology License Agreement (Racom Japan) (1)

      10.05        Exclusive Distributor Agreement (Racom Japan) (1)

      10.06        Development and Supply Agreement (Bull CP-8) (1)

      10.07        Agreement regarding ferroelectric RFID products (Rohm) (1)

      10.08        Stock Purchase Agreement (Rohm) (1)

      10.09        Settlement Agreement (Intag) (1)

      10.10        Assignment and Security Agreement (Intag) (1)

      10.11        Technology License Agreement (Ramtron) (1)

      10.12        Amendment to Technology License Agreement (Ramtron) (1)

      10.13        Second Amendment to Technology License Agreement (Ramtron)
                   (1)

      10.14 Tripartite Technology Agreement entered into April 15, 1997 between Racom Systems, Inc., Ramtron International
                   Corporation and Intag International Limited (3)

      10.15        Amendment No. 3 RF/ID Products to High-Density FRAM
                   Cooperation Agreement between Racom Systems, Inc., Ramtron
                   International Corporation and Hitachi, Ltd. (4)

      23.01        Consent of Arthur Andersen LLP (filed herewith)

      27.01        Financial Data Schedule (filed herewith)

-------------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC File No. 333-18351), as filed with the Securities and Exchange Commission on December 20, 1996.

(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (SEC File No. 333-18351), as filed with the Securities and Exchange Commission on February 5, 1997.

(3) Incorporated by reference to the Company's Form 10-QSB (SEC File No. 000-21907), as filed with the Securities and Exchange Commission on May 15, 1997.

(4) Incorporated by reference to the Company's Form 8-K (SEC File No. 000-21907), as filed with the Securities and Exchange Commission on February 2, 1998.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (SEC File No. 333-38645), as filed with the Securities and Exchange Commission on October 15, 1997.

                              RACOM SYSTEMS, INC.


                         INDEX TO FINANCIAL STATEMENTS



                                                                                       Page
                                                                                       ----
Report of Independent Public Accountants                                                F-2

Balance Sheets as of December 31, 1996 and 1997                                         F-3

Statements of Operations for the Years Ended December 31, 1996 and 1997                 F-5

Statements of Stockholders' Equity for the Years Ended December 31, 1996 and 1997       F-6

Statements of Cash Flows for the Years Ended December 31, 1996 and 1997                 F-7

Notes to Financial Statements                                                           F-9

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Racom Systems, Inc.:


We have audited the accompanying balance sheets of RACOM SYSTEMS, INC. (a Delaware corporation) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Racom Systems, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated significant operating losses and operating cash flow deficits since inception which raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern.




                                                      ARTHUR ANDERSEN LLP

Denver, Colorado,
February 27, 1998.

                              RACOM SYSTEMS, INC.


                                BALANCE SHEETS


                                                                            December 31,
                                                                   ----------------------------
                             ASSETS                                   1996              1997
                             ------                                ----------        ----------
CURRENT ASSETS:
 Cash and cash equivalents                                         $  314,202        $1,198,567
 Accounts receivable-
   Trade                                                               79,201            43,042
   Related parties (Note 8)                                            33,558            26,720
 Inventory (Note 3)                                                   428,401           122,875
 License revenue receivable - related party (Note 6)                  646,162               -
 Prepaid expenses and other                                               -              62,833
                                                                   ----------        ----------
       Total current assets                                         1,501,524         1,454,037
                                                                   ----------        ----------
PROPERTY AND EQUIPMENT, at cost (Note 3):
 Machinery and equipment                                              351,120           449,432
 Furniture and fixtures                                                56,801            59,404
 Leasehold improvements                                                 3,328             3,328
                                                                   ----------        ----------
                                                                      411,249           512,164
 Less- Accumulated depreciation                                      (260,364)         (351,982)
                                                                   ----------        ----------
                                                                      150,885           160,182
                                                                   ----------        ----------
INVESTMENT IN RACOM JAPAN (Note 4)                                    257,736               -
                                                                   ----------        ----------
OTHER ASSETS (Notes 2, 3 and 6):
 Technology license from related party, net of
   accumulated amortization of $684,898 and
    $842,541, respectively                                          1,715,102         1,557,459
 Organization costs, net of accumulated amortization
   of $24,873 and $25,730, respectively                                   857               -
 Deferred offering costs                                              161,948               -
 Debt issuance costs, net of accumulated amortization
   of $8,788 and $106,587, respectively                                97,799               -
                                                                   ----------        ----------
                                                                    1,975,706         1,557,459
                                                                   ----------        ----------
                                                                   $3,885,851      $  3,171,678
                                                                   ----------        ----------
                                                                   ----------        ----------


                      The accompanying notes to financial statements
                       are an integral part of these balance sheets.

                              RACOM SYSTEMS, INC.


                                BALANCE SHEETS

                                                                          December 31,
                                                                  ----------------------------
        LIABILITIES AND STOCKHOLDERS' EQUITY                          1996             1997
        ------------------------------------                      -----------      -----------
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                         $   631,425      $   359,069
 Accounts payable - related parties (Note 8)                          552,298           20,780
 Current portion of deferred license revenue - related
   party (Notes 3, 4 and 6)                                            93,397              -
 Notes and interest payable - related parties (Note 8)              1,029,596              -
 Bridge notes payable (Note 9)                                      1,040,000              -
 Capital lease obligation                                               1,331           16,594
                                                                  -----------      -----------
       Total current liabilities                                    3,348,047          396,443
                                                                  -----------      -----------
DEFERRED LICENSE REVENUE--RELATED PARTY
 (Notes 3, 4 and 6)                                                   303,540              -

COMMITMENTS AND CONTINGENCIES
 (Notes 2, 8, 10, 12 and 13)

STOCKHOLDERS' EQUITY (Notes 5 and 6):
 Preferred stock, no par value, 5,000,000 shares authorized,
   no shares issued or outstanding                                        -                -
 Common stock, $.01 par value, 20,000,000 shares
   authorized, 11,532,532 and 13,222,532 shares
   issued and outstanding, respectively                               115,325          132,225
 Additional paid-in capital                                        10,272,591       16,499,243
 Accumulated deficit                                              (10,153,652)     (13,856,233)
                                                                  -----------      -----------
       Total stockholders' equity                                     234,264        2,775,235
                                                                  -----------      -----------
                                                                  $ 3,885,851      $ 3,171,678
                                                                  -----------      -----------
                                                                  -----------      -----------

                     The accompanying notes to financial statements
                      are an integral part of these balance sheets.

                              RACOM SYSTEMS, INC.

                           STATEMENTS OF OPERATIONS

                                                                 Years Ended
                                                                 December 31,
                                                         -----------------------------
                                                             1996             1997
                                                         -----------       -----------
REVENUES:
 Product sales                                           $   282,070       $   210,694
 Product sales - related parties                             114,275            94,633
 Custom product development projects                         600,000             -
 License revenues - related parties (Notes 4 and 6)        1,430,940           596,953
                                                         -----------       -----------
                                                           2,427,285           902,280

COST OF REVENUES:
 Product costs                                               530,337           541,266
 Custom product development projects                         521,540             -
                                                         -----------       -----------
GROSS MARGIN                                               1,375,408           361,014
                                                         -----------       -----------
EXPENSES:
 Research and development                                    505,266         1,234,096
 General and administrative                                  833,879         1,070,404
 Sales and marketing                                         869,401         1,014,484
 Equity in loss of Racom Japan (Notes 3 and 4)               209,248           201,376
 Loss on write off of investment in Racom Japan
  (Notes 3 and 4)                                              -               303,978
 Amortization expense                                        172,398           157,643
                                                         -----------       -----------
                                                           2,590,192         3,981,981
                                                         -----------       -----------
LOSS FROM OPERATIONS                                      (1,214,784)       (3,620,967)

OTHER INCOME (EXPENSE):
 Interest expense                                             (8,788)         (140,714)
 Interest expense - related parties                          (64,400)          (17,405)
 Interest income                                              13,426           100,037
 Other                                                       (29,291)          (23,532)
                                                         -----------       -----------
NET LOSS                                                 $(1,303,837)      $(3,702,581)
                                                         -----------       -----------
                                                         -----------       -----------
NET LOSS PER SHARE (Note 3)
 BASIC AND DILUTED                                       $      (.11)      $      (.29)
                                                         -----------       -----------
                                                         -----------       -----------
WEIGHTED AVERAGE SHARES
 OUTSTANDING (Note 3)                                     11,532,532        12,775,865
                                                         -----------       -----------
                                                         -----------       -----------

                The accompanying notes to financial statements
                  are an integral part of these statements.

                              RACOM SYSTEMS, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                            Common Stock          Additional
                                                       ----------------------      Paid-In      Accumulated
                                                         Shares       Amount       Capital         Deficit         Total
                                                       ----------    --------    -----------    ------------    -----------
BALANCES, December 31, 1995                            11,532,532    $115,325    $10,272,591    $ (8,849,815)   $ 1,538,101

  Net loss                                                   -           -              -         (1,303,837)    (1,303,837)
                                                       ----------    --------    -----------    ------------    -----------
BALANCES, December 31, 1996                            11,532,532     115,325     10,272,591     (10,153,652)       234,264

  Issuance of common stock in conjunction
   with initial public offering (net of
   offering expenses of $1,182,432) (Note 5)            1,500,000      15,000      5,927,568            -         5,942,568

 Common stock issued to related party
  (Notes 5 and 6)                                         160,000       1,600         (1,600)           -              -

 Gain from Racom Japan equity transactions
  (Note 4)                                                   -           -           255,984            -           255,984

 Issuance of common stock upon exercise of
  employee stock options (Note 5)                          30,000         300         44,700                         45,000

  Net Loss                                                   -           -              -         (3,702,581)    (3,702,581)
                                                       ----------    --------    -----------    ------------    -----------
BALANCES, December 31, 1997                            13,222,532    $132,225    $16,499,243    $(13,856,233)   $ 2,775,235
                                                       ----------    --------    -----------    ------------    -----------
                                                       ----------    --------    -----------    ------------    -----------

                The accompanying notes to financial statements
                  are an integral part of these statements.

                              RACOM SYSTEMS, INC.


                           STATEMENTS OF CASH FLOWS

                                                                         Years Ended
                                                                         December 31,
                                                                    1996              1997
                                                                 -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $(1,303,837)      $(3,702,581)
 Adjustments to reconcile net loss to net
   cash used in operating activities-
     Depreciation and amortization                                   275,456           252,551
     Equity in loss of Racom Japan                                   209,248           201,376
     Loss on write off of investment in Racom Japan                     -              303,978
     Provision to write down inventory to market                        -              121,382
     Amortization of debt issuance costs                               8,788            97,799
     Loss on disposal of assets                                          926               430
     Decrease (increase) in-
       Accounts receivable - trade                                    78,990            36,159
       Accounts receivable - related parties                          (5,468)            6,838
       Inventory                                                    (206,707)          184,144
       License revenue receivable-related party                     (646,162)          646,162
       Prepaid expenses and other                                       -              (62,833)
     Increase (decrease) in-
       Accounts payable and accrued liabilities                      233,225          (272,356)
       Accounts payable - related parties                            160,131          (531,518)
       Deferred license revenue - related party                      396,937          (396,937)
                                                                 -----------       ----------
         Net cash used in operating activities                      (798,473)       (3,115,406)
                                                                 -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                  (25,572)          (84,004)
 Proceeds on sale of fixed assets                                        597              -
 Proceeds from sale of investment in Racom Japan                        -                7,936
 Investment in Racom Japan                                          (466,984)             -
                                                                 -----------       ----------
         Net cash used in investing activities                      (491,959)          (76,068)
                                                                 -----------       ----------

                The accompanying notes to financial statements
                   are an integral part of these statements.

                              RACOM SYSTEMS, INC.


                           STATEMENTS OF CASH FLOWS

                                                                        Years Ended
                                                                        December 31,
                                                                 ----------------------------
                                                                    1996              1997
                                                                 ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                          $     -          $ 7,170,000
 Proceeds from bridge loan financing                              1,040,000              -
 Payment of common stock offering costs                            (161,948)       (1,020,484)
 Payment of debt issuance costs                                    (106,587)             -
 Proceeds from notes payable - related parties                      515,000              -
 Payments on bridge loans                                              -           (1,040,000)
 Payments on notes payable - related parties                       (193,379)       (1,029,596)
 Payments on capital lease obligation                                  (887)           (4,081)
                                                                 ----------       -----------
         Net cash provided by financing activities                1,092,199         4,075,839
                                                                 ----------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                       (198,233)          884,365

CASH AND CASH EQUIVALENTS, beginning of period                      512,435           314,202
                                                                 ----------       -----------
CASH AND CASH EQUIVALENTS, end of period                         $  314,202       $ 1,198,567
                                                                 ----------       -----------
                                                                 ----------       -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash was paid during the year for:
Interest                                                          $      -        $    44,649
Interest-related parties                                                 -            287,001
Income taxes                                                             -               -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 During 1997, the Company purchased equipment under a capital lease totaling $19,344.

 During 1997, the Company recognized, as additional paid-in capital, a $255,984 gain on its investment in Racom Japan as a result of the investee's issuance of additional shares (Note 4).

 During 1997, the Company issued 160,000 common shares to INTAG (Notes 5 and
 6) related to consideration received in 1995.



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

The Company was incorporated in the State of Delaware on June 3, 1991 and commenced operations in February 1992. Sales of the Company's initial two products utilizing ferroelectric random access memory ("FRAM") commenced in 1993. The Company announced the development of its advanced third generation of smart card products in September 1997. Further developments to the product lines are expected throughout 1998.

(2)  GOING CONCERN AND ASSET REALIZATION

As reflected in the accompanying financial statements, the Company has generated substantial operating losses since inception and has yet to generate sufficient revenues to fund its operations. To date, the Company has completed a series of smaller-scale projects; however, the Company has not yet completed a significant number of substantial sales transactions covering the application of its products and, as a result, an uncertainty exists as to whether the Company will be able to successfully market and sell its products to third parties at prices and volumes sufficient to fund its operations. During 1996 and 1997, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the sale of non-exclusive sublicenses to its technology, proceeds from the sale of its common stock, bridge loan borrowings and related party borrowings. As of December 31, 1997 the Company had working capital of $1,057,594.

During 1998, the Company anticipates that increased operating revenues will be achieved through a combination of product sales, development contracts and the sale of non-exclusive licenses. However, the Company is limited under its Tripartite Agreement (see Note 6) with Ramtron and INTAG to sublicense rights to Ramtron's ferroelectric technology for use in RFID applications to no more than five parties. In addition, the Company also anticipates increased operating expenses and research and development expenditures which are required for the Company to further develop and market its products and achieve successful operations. However, there is no assurance the Company will be successful in developing and marketing its products.

During March 1997, the Company completed its initial public offering ("IPO") for gross proceeds of $7,125,000 (see Note 5). Net proceeds from the offering were $5,942,568. Management's plans for the Company's 1998 operations include funding through a combination of product sales and technology sublicensing and offerings of its common stock. There is no assurance that such funding will occur.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and carrying amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company must also continue to satisfy certain requirements in order to
remain listed on The Nasdaq Stock Market-SM- ("Nasdaq").   These requirements
include maintaining a specified level of net tangible assets, as defined, market capitalization or net income. Additionally, the Company must maintain a specified level of publicly traded shares, market value of the publicly traded shares, minimum bid price, number of market makers and shareholders. As of December 31, 1997 the Company was in compliance with the Nasdaq listing requirements. There is no assurance that the Company will continue to meet the Nasdaq listing requirements.

   ASSET REALIZATION

The Company's primary asset is a technology license related to the design and manufacture of its products. The Company originally purchased the technology from Ramtron pursuant to a technology license agreement (the "Technology License"), for $2,000,000 in cash and 2,000,000 shares of the Company's common stock. The Company also entered into a supply agreement in connection with the Technology License (collectively, the "Technology License and Supply Agreements"). See Note 6 for amendments to the Technology License and Supply Agreements. The Technology License is protected by patents owned by Ramtron and is further protected by the Company's own patents. No assurance can be made that these patents will not be challenged.

The Technology License was recorded at the original cash acquisition cost of $2,000,000. In connection with a Memorandum of Understanding ("MOU") signed in May 1995, the Company acquired certain additional rights with respect to the technology. The net $400,000 cost of obtaining the additional rights was capitalized in 1995 (Note 6). The net book value of the Technology License was $1,715,102 and $1,557,459, as of December 31, 1996 and 1997, respectively.
Although the Company is currently marketing products utilizing the technology covered by this Technology License and believes the underlying technology can be recovered from product sales or sublicensing agreements, given the Company's current financial position, the Company's ability to execute its business plan and recover the carrying amount is uncertain. No provision for any loss that may result should the carrying amount of the license not be recovered has been made in the accompanying financial statements.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in highly liquid investments with original maturities of three months or less.

   INVENTORY

Inventory is stated at the lower of cost or market using the first-in, first-out ("FIFO") method of accounting. Inventories at December 31, 1996 and 1997 consisted of the following:

                                                     December 31,
                                                 1996         1997
                                               --------    -----------
          Raw materials                        $206,992    $    50,200
          Work in process                        75,359         48,944
          Finished goods                        146,050         23,731
                                               --------    -----------
                                               $428,401    $   122,875
                                               --------    -----------
                                               --------    -----------


   PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciation is provided using the straight-line method over the estimated useful lives of three to five years for the respective assets. Leasehold improvements are amortized over the lease term or estimated useful life of the improvements, whichever is shorter. Maintenance and repairs are expensed as incurred and improvements are capitalized. Depreciation expense, including amortization of assets held under capital leases, was $103,057 and $94,051 in 1996 and 1997, respectively.

   INVESTMENT IN RACOM JAPAN

During 1996 and the majority of 1997, the Company's investment in Racom Japan, Inc. ("RJ") was accounted for under the equity method. In December 1997, the Company reduced its ownership interest in RJ to 19.9% and prospectively adopted the cost method. The investment is carried at zero as of December 31, 1997 (Note 4).

   INTANGIBLE ASSETS

Intangible assets are recorded at cost and are amortized using the straight-line method over the following estimated useful lives:

                                              Estimated
                                             Useful Lives
                                             (In Years)
                                             ------------
             Technology license                10-17
             Organization costs                  5


The amortization lives assigned to the Technology License are based on the remaining lives of the patents protecting the licensed technology. The Company reviews its amortization lives on a periodic basis.

   DEFERRED LICENSE REVENUE

Deferred license revenue at December 31, 1996 relates entirely to the March 1996 sublicense of the Technology License to RJ (Notes 4 and 6). Because the Company owned 50% of RJ, half ($466,984) of the sublicense revenue was deferred. Recognition of the amount deferred was matched with the Company's share of RJ's amortization of the cost of the sublicense, recorded by the Company as a component of its equity in RJ's net income. Revenue recognized in 1996 totaled $70,047. During 1997, the remainder of the deferred revenue was recognized as the Company's investment in RJ was accounted for under the cost method.

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

Revenue from certain research and development activities conducted for third parties is recognized as the services are performed.

   RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations when incurred and are included in operating expenses.

   DEFERRED OFFERING COSTS

Costs incurred during 1996 related to the Company's IPO were deferred as of December 31, 1996 and charged against the net proceeds of the IPO in 1997.

   DEBT ISSUANCE COSTS

Costs incurred for issuance of the Bridge Notes (Note 9) were deferred and amortized over the life of the related debt.

   NET LOSS PER SHARE

Net loss per share has been computed based upon the weighted average number of common shares.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Under SFAS 128, primary earnings per share previously required under Accounting Principles Board No. 15 is replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities, 1,567,000 options and 2,483,218 warrants in 1997, and 1,559,000 options and 833,218 warrants in 1996, would be antidilutive and thus, diluted earnings per share is not presented.

Pursuant to Securities and Exchange Commission ("SEC") rules, common stock and common stock equivalent shares issued by the Company at prices below the IPO price during the twelve month period prior to the offering ("cheap stock") were previously included in the calculation as if they were outstanding for 1996, regardless of whether they were antidilutive. In Staff Accounting Bulletin ("SAB") 98, the SEC redefined cheap stock. As a result, 312,261 shares which were originally treated as cheap stock and included in the 1996 weighted average shares outstanding of 11,844,793, have been excluded in the restated 1996 weighted average shares outstanding of 11,532,532. The adoption of SFAS No. 128 and SAB 98 had no effect on the previously reported loss per share.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables. At December 31, 1996 the Company also had outstanding bridge loans and related party borrowings. The carrying values of cash and cash equivalents, and short-term trade receivables and payables approximate fair value. The fair value of the bridge loan and related party borrowings was estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 1996, approximated their carrying values.

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

   LONG-LIVED ASSETS

Long-lived assets and intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impaired, long-lived assets and intangibles are adjusted downward to their estimated fair value.

CONCENTRATION OF CREDIT RISK/TRANSACTIONS
     DENOMINATED IN FOREIGN CURRENCIES

The Company does not enter into hedging or speculative derivative contracts and has no off balance sheet risk from foreign exchange contracts, options contracts or other hedging arrangements. Further, the Company has no obligation denominated in foreign currencies nor has it guaranteed the obligations of other parties.

The Company enters into sales and sublicense contracts denominated in foreign currency. At December 31, 1996, the Company had recorded a license revenue receivable of 75,000,000 Japanese yen ($646,162) related to a license contract denominated in Japanese yen. Transaction gains and losses are included in income (loss) in the period in which the exchange rate changes. During 1996 and 1997, the Company has recorded foreign exchange losses of $28,367 and $21,934, respectively, which is included in other income (expense) in the accompanying statements of operations.

The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral, but often requires deposits on certain international product orders. Its trade accounts receivable balances are primarily domestic and are concentrated among companies within the high-technology industry. The Company has not recorded an allowance against uncollectible accounts at December 31, 1996 and 1997.

   INCOME TAXES

The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities, and for carryforwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized (Note 12).

(4)  INVESTMENT IN RACOM JAPAN

In July 1993, the Company entered into a joint venture agreement with Nittetsu Shoji Co. Ltd. ("NS") pursuant to which NS and the Company each received a 50% ownership interest in RJ, a Japanese corporation. RJ was formed for the purpose of marketing, distributing and supporting the Company's RFID products in Japan. RJ had the exclusive right to distribute the Company's products in Japan for two years commencing August 1995. In 1997, the Company extended RJ's distribution rights to worldwide, nonexclusive rights. In March 1996, the Company purchased an additional 1,000 shares of common stock in RJ at a purchase price of 50,000 Japanese yen ($466.98 per share, or $466,984). Additionally, in March 1996, NS and third parties purchased additional shares of common stock, decreasing the Company's ownership of RJ to 40%. In May 1997, RJ sold 3,020 shares of its stock (at 50,000 yen per share) to third parties, reducing the Company's ownership to 22.8%. The Company recognized a $255,984 gain on its investment in RJ as a result of the investee's issuance of additional shares. Due to RJ's history of continuing operating losses and questions regarding RJ's ability to continue in existence, the Company recognized the increase in the investment as an increase to additional paid-in capital. During December 1997, the Company sold 40 shares of its investment in RJ to a third party and RJ sold 800 shares of its stock to third parties.
These two transactions resulted in a decrease in ownership from approximately 22.8% to 19.9%. Effective December 1997, the Company changed its method of accounting for its investment in RJ from the equity method to the cost method.

The investment in RJ was accounted for using the equity method through December 1997 and the Company has recorded its share of RJ's losses in 1996 and 1997 of $209,248 and $201,376, respectively, as equity in loss of RJ in the accompanying financial statements. The losses recorded for the year ended December 31, 1996, include previously unrecognized losses which had not been recorded as the Company's investment had been reduced to zero and it had no obligation to fund such losses. However, upon the 1996 investment of $466,984, previously unrecognized losses of $141,953 were recorded.

During 1997, the Company determined that the carrying value of its investment in RJ was impaired and accordingly wrote off its remaining investment of $303,978. The investment is carried at zero as of December 31, 1997. The Company has no obligation to provide additional funding to or on behalf of RJ.

(5)  STOCKHOLDERS' EQUITY

During 1997, the Company issued 160,000 common shares to INTAG for consideration previously received related to amendments to the Technology License and Supply Agreements (Note 6).

In March 1997, the Company completed its IPO of common stock resulting in net proceeds of $5,942,568. The Company sold 1,500,000 units (consisting of one share of common stock and one common stock purchase warrant) for $4.75 per unit. Each warrant is exercisable to purchase one share of common stock at $5.94 per share for a period of two years. The warrants may be redeemed by the Company for $.01 per warrant if the closing price of the common stock is at least $7.13 per share for 20 consecutive trading days, ending not earlier than five days before the warrants are called for redemption. Also in conjunction with the IPO, the underwriters received the option to purchase an additional 150,000 units at $7.36 per unit at any time beginning 12 months from the effective date of the IPO and continuing for 4 years thereafter. The Company determined that the warrants had a nominal value at the date of issuance. As of December 31, 1997, none of the warrants have been exercised.

During 1997, a former employee elected to exercise vested employee options to purchase 30,000 shares of the Company's common stock at an exercise price of $1.50 per share.

During 1996, the Company authorized 5,000,000 shares of preferred stock with no par value. No preferred stock has been issued as of December 31, 1997.

The Company has granted warrants for the purchase of common stock to its shareholders and lenders principally for providing financing to the Company. The Company has also granted warrants in conjunction with the IPO. The following warrants are outstanding as of December 31, 1997:

                                           Remaining
                            Exercise        Life in
           Quantity          Price           Years
           --------         --------       ---------
          1,500,000          $5.94            1.25
            150,000           7.36            3.25
            200,000           2.50            1.50
            121,766           2.50            3.80
            251,452           2.50            3.80
            260,000           5.94            1.25
          ----------
          2,483,218
          ----------
          ----------

(6) AMENDMENTS TO THE TECHNOLOGY LICENSE
     AND SUPPLY AGREEMENTS

In 1994, Ramtron was issued an additional 2,000,000 shares of common stock in connection with an amendment to the Technology License and Supply Agreements. In 1995, the Company and Ramtron entered into a second amendment to the Technology License and Supply Agreements and executed the MOU (Note 2) with INTAG and Ramtron relating to further amendments to the Technology License and Supply Agreements.

As further consideration for the additional rights obtained through the amendments to the Technology License and Supply Agreements, the Company issued to Ramtron 1,000,000 shares of common stock and caused Ramtron to be paid cash of $1,000,000. The common shares issued to Ramtron were assigned no value because the amendments were viewed as a modification of the original transfer (Note 2) by a principal stockholder of intangible rights for which Ramtron had no capitalized historical cost basis. INTAG paid $600,000 of the cash consideration directly to Ramtron, which has been reflected as an addition to the Company's paid-in capital. The remaining $400,000 balance paid to Ramtron was loaned to the Company by INTAG and was payable contingent upon INTAG generating sufficient sublicense revenue. During 1995, INTAG and the Company agreed that the amount would no longer bear interest and may be converted, at INTAG's option, into shares of the Company's common stock at a rate of $2.50 per share, no later than June 1997. INTAG simultaneously paid the Company $200,000 for a sublicense. The Company had netted the $400,000 contingent payable and the $200,000 sublicense payment against the $1,000,000 cash paid to Ramtron, resulting in a net increase to the Technology License of $400,000 as of December 31, 1995. During 1997, the Company issued 160,000 common shares to INTAG for consideration received related to the amendments to the Technology License and Supply Agreements.

In June 1995, the Company entered into a Cooperative Agreement for Licensed Manufacturing of Ferroelectric RFID Products with Rohm Co., Ltd. ("ROHM") of Japan. The license gives ROHM a non-exclusive, non-sublicenseable, non-transferable right and license to use the RFID technology in connection with the design, development, manufacture and sale of Custom Ferroelectric RFID Products for use within a defined territory (Japan). In consideration of this license, ROHM purchased 300,000 shares of the Company's common stock, at $3.00 per share. ROHM also purchased 200,000 additional shares of the Company's common stock, for a purchase price of $3.00 per share upon reaching certain sales milestones. ROHM is also to pay a $1,000,000 license fee to the Company in four equal installments upon reaching certain sales milestones. As of December 31, 1996, the Company had received $500,000 in license fees from ROHM. As of December 31, 1997, no additional milestones had been reached.

On March 22, 1996, the Company entered into a technology license and supply agreement with RJ (see Note 4) for the common purpose of more fully developing the Japanese market for ferroelectric RFID products. RJ paid $933,968 in cash to the Company for the non-exclusive right and license to use its patented ferroelectric RFID technology and all improvements, for the limited right to design, develop and manufacture ferroelectric RFID products for sale and use in Japan only. This license specifically excludes the right to use the ferroelectric RFID technology in conveyor fed, airline, postal and courier applications (as the rights to this technology were previously licensed to INTAG). Under the agreement, RJ is obligated to pay 50% to the Company, of all sublicense revenues and royalties, as defined in the agreement, on net sales of ferroelectric RFID products which are sold to third parties. In 1997, the Company renegotiated the license rights granted to RJ, which granted RJ worldwide nonexclusive rights to the technology in exchange for RJ relinquishing its limited exclusive rights to license the technology in Japan.

In October 1996, the Company consented to allow RJ to enter into a custom product development project with Fujitsu Limited of Japan ("Fujitsu"), pursuant to the technology license and supply agreement granted to RJ on March 22, 1996, under which the Company is entitled to 50% of all sublicense revenue earned by RJ. The sublicense was for a specified amount, as defined in the contract, a portion of which was due upon execution of the agreement and the remainder to be paid upon RJ meeting certain performance criteria. Under the agreement with Fujitsu, RJ will be entitled to royalties, as defined in the contract, through 2001. As of December 31, 1996, $893,909 had been recorded by the Company related to its respective portion of sublicense revenue, of which $646,162 remained outstanding at December 31, 1996, and was recorded as license revenue receivable in the accompanying financial statements. Revenue due to the Company of approximately $215,000 remaining under the agreement between RJ and Fujitsu was recognized during 1997, upon completion of certain performance criteria.

On April 15, 1997, the Company signed an agreement ("Tripartite Agreement") with Ramtron and INTAG to significantly increase the availability of Ramtron's FRAM technology for use in RFID markets and applications. The Tripartite Agreement replaces all existing licensing, supply and memorandum of understanding agreements between the related parties. Under the Tripartite Agreement, the Company retained the rights to sublicense Ramtron's ferroelectric technology for use in ferroelectric RFID products to no more than five (5) parties pursuant to Ramtron's approval. The Company has, to date, sublicensed such technology to two separate companies. Ramtron has agreed to coordinate its own licensing of FRAM technology, including the licensing of FRAM technology for use in RFID applications with the Company, until such time as the Company completes its five sublicensing agreements.
The parties to the Tripartite Agreement have agreed to share, with certain limitations, future licensing and royalty revenues associated with such ferroelectric RFID licensing activities. In addition, Ramtron granted the Company the right to purchase certain agreed upon percentages of its FRAM product manufacturing capacity. As of December 31, 1997, the Company had not received or paid any royalties under the Tripartite Agreement as there were no sales of products through December 31, 1997. The Tripartite Agreement eliminates the requirements that the Company purchase from Ramtron minimum quantities of ferroelectric RFID semiconductor chips as originally required under the Technology and Supply Agreements. For the years ended December 31, 1996 and 1997, the Company made purchases from Ramtron of approximately $281,000 and $34,000, respectively. The Tripartite Agreement remains effective until expiration of the last of Ramtron's patents.

(7)  DEVELOPMENT AND SUPPLY AGREEMENT

On January 29, 1996, the Company signed an agreement with an unaffiliated third party to develop a multi-application "smart card" based on the Company's contactless smart card technology and the third party's bank and electronic purse operating system. In combination, the two technologies form the basis for a new product family which will combine contact and contactless operation on a single, microprocessor smart card. Under the terms of the agreement, the Company received an initial cash payment of $500,000 and will receive additional payments based upon the achievement of certain production milestones and delivery of specified products. As of December 31, 1996, the Company recognized $600,000 of revenue as a result of the initial cash payment of $500,000 and reaching the first milestone. As of December 31, 1997, no additional milestones had been reached.

(8)  OTHER RELATED PARTY TRANSACTIONS

During 1996, INTAG advanced approximately $340,000 to the Company under various notes payable agreements, which carried interest at 10% per annum and were due on demand. As of December 31, 1996, the related party notes payable to INTAG had total principal and interest outstanding of $879,576. Additionally, $55,452 of accrued interest remained outstanding from a working capital facility previously provided the Company by INTAG. In 1996, Ramtron advanced $175,000 to the Company under a note payable agreement which carried interest at prime plus 2% (10.25% at December 31, 1996) and was due on demand. As of December 31, 1996, the related party note payable to Ramtron had total principal and interest outstanding of $94,568. During 1997, the Company used proceeds from its IPO to repay all debt and interest outstanding to Ramtron and INTAG.

As consideration for INTAG advancing a working capital facility in June 1994, the Company granted INTAG 200,000 warrants for the Company's common stock at an exercise price of $2.50 per share, which vested immediately and are exercisable over a five-year term. The Company determined that these warrants had a nominal value at the date of issuance.
As of December 31, 1997, none of the warrants have been exercised.

In October 1996, the Company issued 121,766 and 251,452 warrants to purchase the Company's common stock at an exercise price of $2.50 per share to INTAG and Ramtron, respectively. The warrants were approved in consideration of approximately $933,000 of short-term loans made to the Company during 1995 and 1996 from Ramtron and INTAG and deferred payment terms on product purchases from Ramtron made to the Company, which were repaid with proceeds from the Company's IPO. The warrants, which vested immediately, are exercisable for a period of five years after the date of issuance. The Company determined that these warrants had a nominal value at the date of issuance. As of December 31, 1997, none of the warrants have been exercised.

For the years ended December 31, 1996 and 1997 the statements of operations include amounts attributable to related party transactions as follows:

                                                             Years Ended
                                                             December 31,
                                                     --------------------------
                                                         1996           1997
                                                     -----------     ----------
PRODUCT SALES
    Sales to INTAG                                   $         -     $    1,425
                                                     -----------     ----------
                                                     -----------     ----------
    Sales to RJ                                      $   113,575     $   92,968
                                                     -----------     ----------
                                                     -----------     ----------
    Sales to Ramtron                                 $       700     $      240
                                                     -----------     ----------
                                                     -----------     ----------
  LICENSE REVENUES
    RJ                                               $ 1,430,940     $  596,953
                                                     -----------     ----------
                                                     -----------     ----------
  GENERAL AND ADMINISTRATIVE EXPENSES
    Director travel expenses                         $    29,111     $   39,822
                                                     -----------     ----------
                                                     -----------     ----------
  OTHER INCOME AND EXPENSE
    Interest expense on notes payable to INTAG       $    59,833     $   15,108
                                                     -----------     ----------
                                                     -----------     ----------
    Interest expense on notes payable to Ramtron     $     4,567     $    2,297
                                                     -----------     ----------
                                                     -----------     ----------

(9) BRIDGE FINANCING

In December 1996, the Company completed a private offering of $1,040,000 of promissory notes (the "Bridge Notes"). The Bridge Notes carried interest at prime plus 2% per annum, computed as of the date of issuance (the "Bridge Date"), and thereafter on a quarterly basis commencing December 31, 1996.

The Bridge Notes matured the earlier of one year from the Bridge Date or upon the closing date of any IPO of the Company's securities. The Bridge Notes were repaid during 1997 from the proceeds of the IPO. On the Bridge Date, the Company also granted warrants (the "Bridge Warrants") entitling the holder to purchase shares of the Company's common stock at 125% of the IPO price per unit, beginning on the effective date of the IPO and continuing for two years thereafter. The holders of the Bridge Notes received one warrant for every $4 of Bridge Note principal purchased, resulting in 260,000 Bridge Warrants being issued in connection with the offering of the Bridge Notes. The Company determined that these warrants had a nominal value at the date of issuance. As of December 31, 1997, none of the warrants have been exercised.

(10) COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under noncancelable operating lease agreements. Minimum future annual lease payments under these leases as of December 31, 1997, are as follows:

               1998                       $ 79,095
                                          --------
                                          --------

Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 1996 and 1997 was $124,929 and $116,706, respectively.

The Company leases equipment under capital leases. The leases commenced in February 1995 and January 1997 and bear interest at a rate of 15% and 10%, respectively.

(11) MAJOR CUSTOMERS & SUPPLIERS

The Company's product sales from non-related party customers in excess of 10% of non-related party product sales for the years ended December 31, 1996 and 1997 are as follows:

                                                        Years Ended
                                                        December 31,
                                                   --------------------
                                                     1996        1997
                                                   --------    --------
           Customer A                                 21%           1%
           Customer B                                  5%          12%
           Customer C                                 13%           3%
           Customer D                                 12%           -
           Customer E                                  9%           3%
           Customer F                                  3%          15%
           Customer G                                  1%          26%
           Customer H                                  -           11%

The Company's accounts receivable balances from non-related party customers in excess of 10% of the accounts receivable balance from non-related parties for the years ended December 31, 1996 and 1997 are as follows:

                                                        Years Ended
                                                        December 31,
                                                   --------------------
                                                     1996        1997
                                                   --------    --------
           Customer C                                 37%           3%
           Customer E                                 42%          12%
           Customer F                                  4%          19%
           Customer G                                  1%          46%

The Company relies on certain vendors for purchasing raw materials used in its manufacturing process. No assurance can be made that these vendors will be able to continue to supply the Company. However, the Company believes adequate alternative vendors can be located for the necessary materials.

(12) INCOME TAXES

For income tax return reporting purposes, the Company has approximately $13,700,000 and $221,000 of net operating loss and research and development tax credit carryforwards, respectively, that expire at various dates through the year 2012. The net operating loss for tax purposes differs from that for financial reporting purposes due to differences in reporting certain transactions for income tax and financial reporting purposes. These differences primarily relate to the Technology License.

The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

The Company has determined that approximately $6,182,000 and $7,547,000 of deferred tax assets as of December 31, 1996 and 1997, respectively, did not satisfy the realization criteria set forth in SFAS No. 109, "Accounting for Income Taxes." Accordingly, a valuation allowance was recorded against the entire net deferred tax asset.

The components of the net deferred income tax asset at December 31, 1996 and 1997 were as follows:

                                             1996         Change           1997
                                         -----------     ----------     -----------
     Technology license                  $ 2,005,000    $  (218,000)    $ 1,787,000
     Net operating loss carryforwards      3,630,000      1,566,000       5,196,000
     Research and development
       tax credits                           136,000         85,000         221,000
     Investment in Racom Japan               191,000         95,000         286,000
     Deferred license revenue                151,000       (151,000)           -
     Other                                    69,000        (12,000)         57,000
     Less- Valuation allowance            (6,182,000)    (1,365,000)     (7,547,000)
                                         -----------    -----------     -----------
                                         $      -       $     -        $      -
                                         -----------    -----------     -----------
                                         -----------    -----------     -----------

The provision for income taxes includes the following for the years ended December 31, 1996 and 1997:

                                            1996            1997
                                         ----------      -----------
     Current -
         Federal                         $    -          $      -
         State                                -                 -
                                         ----------      -----------
                                              -                 -
                                         ----------      -----------
     Deferred -
         Federal                         $(456,000)      $(1,221,000)
         State                             (42,000)         (144,000)
                                         ----------      -----------
             Total deferred benefit       (498,000)       (1,365,000)
                                         ----------      -----------
     Increase in valuation allowance       498,000         1,365,000
                                         ----------      -----------
     Total provision                     $    -          $      -
                                         ----------      -----------
                                         ----------      -----------

The difference between the statutory rate and the effective rate for the years ended December 31, 1996 and 1997 is a result of the following:

                                              1996         1997
                                             -------      -------
     Statutory rate                          (35.0)%      (35.0)%
     State taxes, net of federal benefit      (3.3)%       (3.3)%
     Valuation allowance                      38.2 %       36.9 %
     Other                                      .1 %        1.4 %
                                             -------      -------
                                                 0 %          0 %
                                             -------      -------
                                             -------      -------


(13) EMPLOYEE BENEFIT PLANS

   STOCK OPTION PLAN

In May 1993, the Company adopted the 1993 Employee Stock Plan which authorized the granting of incentive and nonqualified stock options and restricted stock (collectively, the "stock options") to acquire up to 1,700,000 shares of the Company's common stock, of which 133,000 are available to be granted as of December 31, 1997. The exercise terms for the stock options granted are determined by the Board of Directors at the time the stock options are granted. Stock options may be granted at an exercise price not less than the fair market value on the date of grant with a maximum term of 10 years. The 1993 Employee Stock Plan also permits the granting of limited stock appreciation rights ("SAR's") which, upon a change in control, as defined, entitle the holders to exercise SAR's in an amount equal to the number of stock options held and at terms similar to the terms of the related stock options. Upon exercise of the stock options or SAR, the corresponding SAR or stock options are cancelled. As of December 31, 1996 and 1997, the Company has issued 1,100,000 and 1,000,000 SAR's respectively, none of which have been exercised. The Company accounts for the 1993 Employee Stock Plan under Accounting Principles Board ("APB") Opinion No. 25, under which no compensation cost has been recognized.

In 1996, the Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation." Had compensation cost for the 1993 Employee Stock Plan been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                     1996             1997
                                                 -----------      ------------
          Net Loss:
               As Reported                       $(1,303,837)     $(3,702,581)
                                                 -----------      -----------
                                                 -----------      -----------
               Pro Forma                         $(1,580,465)     $(4,370,696)
                                                 -----------      -----------
                                                 -----------      -----------
          Net Loss Per Share:
               Basic and diluted - As Reported   $      (.11)     $      (.29)
                                                 -----------      -----------
                                                 -----------      -----------
               Basic and diluted - Pro Forma     $      (.13)     $      (.34)
                                                 -----------      -----------
                                                 -----------      -----------

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's 1993 Employee Stock Plan at December 31, 1996 and 1997 and changes during the years then ended is presented in the table and narrative below:

                                             1996                    1997
                                     -----------------------  ----------------------
                                                   Wtd. Avg.               Wtd. Avg.
                                      Shares       Ex Price    Shares      Ex Price
                                     ---------     ---------  ---------    ---------
Outstanding at beginning of year     1,512,000       $1.60    1,559,000      $1.67
   Granted                             289,000       $2.50      828,000      $1.34
   Exercised                              -            -        (30,000)     $1.50
   Cancelled                              -            -       (565,000)     $1.04
   Forfeited                          (242,000)      $2.17     (225,000)     $2.23
                                     ---------                ---------
Outstanding at end of year           1,559,000       $1.67    1,567,000      $1.60
                                     ---------                ---------
                                     ---------                ---------
Exercisable at end of year           1,065,250       $1.34    1,110,250      $1.41
                                     ---------                ---------
                                     ---------                ---------
Weighted average fair value of
   options granted during year                       $1.30                   $1.02


Of the 1,567,000 options outstanding at December 31, 1997, 1,480,800 have exercise prices between $1.00 and $2.50, with a weighted average remaining contractual life of 3.30 years and 86,200 have exercise prices between $2.78 and $2.94, with a weighted average contractual life of 4.47 years.

The 1,110,250 options exercisable at December 31, 1997 have exercise prices between $1.00 and $2.50, with a weighted average remaining contractual life of
3.46 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1997, respectively: risk-free interest rates of 6.40% and 6.13%; no expected dividend yields; expected lives of 3.54 years and 5.00 years; expected volatility of 68.1% and 103.0%.

   DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (the "Plan") intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), in which substantially all full-time employees are participants. Participants in the Plan may make pre-tax contributions subject to limitations imposed by the Code. The Company may make, at the Board of Directors' discretion, an annual contribution on behalf of each participant. To date, no amounts have been contributed by the Company under the Plan.

(14) SUBSEQUENT EVENTS

Subsequent to December 31, 1997, the Company executed an agreement, in conjunction with Ramtron, granting Hitachi Ltd. ("Hitachi") a worldwide, non-exclusive license to design, manufacture and sell smart card products based on the Company's contactless, ferroelectric smart card technology, and Ramtron's proprietary FRAM technology. In addition to these license rights, the Company granted Hitachi option rights, for a predetermined option fee, to its RFID Technology, as defined in the agreement, for a period up to December 31, 1999. As consideration for the rights granted under the agreement, Hitachi will pay certain license fees and royalties to the Company as defined in the agreement. The Company received the first payment on the license on January 29, 1998. As additional consideration for the rights granted under the agreement, Hitachi will provide engineering services for development of the Company's RFID Products, as defined in the contract, and the Company and Ramtron have a certain defined percentage call (subject to a maximum quantity) on Hitachi's production capacity of RFID Products. The agreement remains effective until expiration of the last of the Company's and Ramtron's patents.