Form 10QSB
period 1998-03-31
RACOM SYSTEMS INC
filed 1998-05-15
CIK 919941

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB
                                  (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934
                For the Quarterly period ended March 31, 1998

                                      or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

          For the transition period from ___________ to ___________

                       Commission File number 000-21907

                             Racom Systems, Inc.
      (Exact name of small business issuer as specified in its charter)

               Delaware                                  84-1182875
     --------------------------------               ----------------------
        State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)              Identification Number)

                          6080 Greenwood Village, CO
                          Greenwood Village, CO 80111
                   ----------------------------------------
                   (Address of principal executive offices)

                                (303) 771-2077
                         ---------------------------
                         (Issuer's telephone number)

Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No

There are 13,282,532 shares of the registrant's common stock, $.01 par value outstanding as of March 31, 1998.

                             RACOM SYSTEMS, INC.

                                 FORM 10-QSB

                                    INDEX

Part I   Financial Information                                            Page

         Item 1.   Condensed Balance Sheets as of
                   December 31, 1997 and March 31, 1998                     1

                   Condensed Statements of Operations
                        for the three months ended
                        March 31, 1997 and 1998                             2

                   Condensed Statements of Cash Flows
                        for the three months ended
                        March 31, 1997 and 1998                             3

                   Notes to Condensed Financial Statements                  5


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            7


Part II  Other Information and Signatures                                  11

                             RACOM SYSTEMS, INC.

                                BALANCE SHEETS

                      ASSETS                           December 31,     March 31,
                                                           1997           1998
                                                       ------------   ------------
CURRENT ASSETS:
     Cash and cash equivalents                         $  1,198,567   $  1,356,667
     Accounts receivable-trade                               43,042         38,397
     Accounts receivable-related parties                     26,720         39,803
     Inventory                                              122,875        154,384
     Prepaid expenses & other                                62,833         85,511
                                                       ------------   ------------
                                 TOTAL CURRENT ASSETS     1,454,037      1,674,762

PROPERTY AND EQUIPMENT
     Machinery and equipment                                449,432        484,408
     Furniture and fixtures                                  59,404         59,404
     Leasehold improvements                                   3,328          3,328
                                                       ------------   ------------
                                                            512,164        547,140
     Less-accumulated depreciation                         (351,982)      (371,130)
                                                       ------------   ------------
                                                            160,182        176,010

OTHER ASSETS:
     Technology license from related party,
      net of accumulated amortization of
      $842,541 and $881,952, respectively                 1,557,459      1,518,048
                                                       ------------   ------------

                                         TOTAL ASSETS  $  3,171,678   $  3,368,820
                                                       ------------   ------------
                                                       ------------   ------------

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities          $    359,069     $  339,271
     Accounts payable-related parties                        20,780            105
     Capital lease obligation                                16,594         15,651
                                                       ------------   ------------
                                    TOTAL LIABILITIES       396,443        355,027
                                                       ------------   ------------
STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000,000 shares
      authorized, no shares issued or outstanding                 -              -
     Common stock, $.01 par value, 20,000,000 shares
      authorized, 13,222,532 and 13,282,532 shares
      issued and outstanding, respectively                  132,225        132,825
     Additional paid-in capital                          16,499,243     16,558,643
     Accumulated deficit                                (13,856,233)   (13,677,675)
                                                       ------------   ------------
                           TOTAL STOCKHOLDERS' EQUITY     2,775,235      3,013,793

                                                       ------------   ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  3,171,678   $  3,368,820
                                                       ------------   ------------
                                                       ------------   ------------

             The accompanying notes are an integral part of these
                       condensed financial statements.

                             RACOM SYSTEMS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1997           1998
                                                    -------------------------
REVENUES
     Product sales                                  $   31,053     $   27,178
     Product sales-related parties                      17,416         37,327
     License revenues                                        -      1,000,000
     License revenues-related parties                  223,365              -
                                                    -------------------------
                                                       271,834      1,064,505
COST OF REVENUES                                       115,246         36,198
                                                    -------------------------

GROSS MARGIN                                           156,588      1,028,307

OPERATING EXPENSES
     Research and development                          256,409        266,748
     General and administrative                        177,179        315,606
     Sales and marketing                               211,204        245,973
     Equity in loss of Racom Japan                      95,031            -
     Amortization expense                               39,136         39,411
                                                    -------------------------
                                                       778,959        867,738

(LOSS) INCOME FROM OPERATIONS                         (622,371)       160,569

OTHER INCOME (EXPENSES)
     Interest expense                                 (137,515)          (713)
     Interest expense-related parties                  (17,405)             -
     Interest income                                     2,625         17,722
     Other                                             (55,495)           980
                                                    -------------------------

NET (LOSS) INCOME                                   $ (830,161)    $  178,558
                                                    -------------------------
                                                    -------------------------

NET (LOSS) INCOME PER SHARE BASIC AND DILUTED         $  (0.07)       $  0.01
                                                    -------------------------
                                                    -------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING                 11,782,532     13,155,032
                                                    -------------------------
                                                    -------------------------

            The accompanying notes are an integral part of these
                       condensed financial statements.

                             RACOM SYSTEMS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              Three months ended March 31,
                                                                  1997           1998
                                                              -----------     ----------
CASH FLOWS (USED IN) PROVIDED BY OPERATING
ACTIVITIES:
   Net (loss) income                                          $  (830,161)    $  178,558
   Adjustments to reconcile net (loss) income to cash
     (used in) provided by operating activities:
        Depreciation and amortization                              65,319         58,559
        Equity in loss of Racom Japan                              95,031              -
        Amortization of debt offering costs                        97,799              -
        Decrease (increase) in:
             Prepaid expenses and other                          (102,928)       (22,678)
             Accounts receivable-trade                             20,214          4,645
             Accounts receivable-related parties                   17,761        (13,083)
             License revenue receivable                           475,272              -
             Inventory                                              9,567        (31,509)
        Increase (decrease) in:
             Accounts payable and accrued liabilities              58,684        (19,798)
             Accounts payable-related parties                    (517,965)       (20,675)
             Accrued interest                                      39,102              -
             Accrued interest-related parties                      17,405              -
             Deferred  license revenue                            (23,349)             -
                                                              -----------     ----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (578,249)       134,019

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of fixed assets                                        (4,464)       (34,976)
                                                              -----------     ----------
        NET CASH FLOWS USED IN INVESTING ACTIVITIES                (4,464)       (34,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                       7,125,000         60,000
   Payment of deferred offering costs                            (939,555)             -
   Payment on bridge loans                                     (1,040,000)             -
   Payments on notes payable-related parties                   (1,086,103)             -
   Payments on capital lease obligation                              (263)          (943)
                                                              -----------     ----------
        NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES         4,059,079         59,057

NET INCREASE IN CASH AND CASH EQUIVALENTS                       3,476,366        158,100

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    314,202      1,198,567
                                                              -----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 3,790,568     $1,356,667
                                                              -----------     ----------
                                                              -----------     ----------

            The accompanying notes are an integral part of these
                       condensed financial statements.

                             RACOM SYSTEMS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)(Continued)

                                                              Three months ended March 31,
                                                                  1997           1998
                                                              -----------     ----------
Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for:
       Interest                                               $    39,102     $      713
       Interest-related parties                                   287,001              -


            The accompanying notes are an integral part of these
                       condensed financial statements.

                             RACOM SYSTEMS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1998

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of Racom Systems, Inc. as of March 31, 1998 and 1997 and for the periods then ended. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

The unaudited condensed financial statements should be read with the complete financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission.

Note 2 - New Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Under SFAS 128, primary earnings per share previously required under Accounting Principles Board No. 15 is replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. The adoption of SFAS No. 128 had no effect on the previously reported loss per share.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that the enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997. No differences exist between comprehensive income and net income for the Company for the First Quarter 1998.

Note 4 - License of Technology to Hitachi, Ltd.

On January 15, 1998, the Company executed an agreement, in conjunction with Ramtron International Corporation ("Ramtron"), granting Hitachi Ltd. ("Hitachi") a worldwide, non-exclusive license to design, manufacture and sell smart card products based on the Company's contactless, ferroelectric smart card technology, and Ramtron's proprietary ferroelectric random access memory ("FRAM") technology. In addition to these license rights, the Company granted Hitachi option rights, for a predetermined option fee, to its Radio Frequency Identification ("RFID") Technology, as defined in the agreement, for a period up to December 31, 1999. As consideration for the rights granted under the agreement, Hitachi will pay certain license fees and royalties to the Company as defined in the agreement. The Company received the first payment on the license on January 29, 1998. As additional consideration for the rights granted under the agreement, Hitachi will provide engineering services for development of the Company's RFID Products, as defined in the contract, and the Company and Ramtron have a certain defined percentage call (subject to a maximum quantity) on Hitachi's production capacity of RFID Products. The agreement remains effective until expiration of the last of the Company's and Ramtron's patents.

Note 5 - Subsequent Events

On May 8, 1998, the Company received the second payment on the license agreement with Hitachi, Ltd.

The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the Company's expected performance for any future period. Information contained herein is supplemental to the Company's annual report on Form 10-KSB for the year ended December 31, 1997 and the Company's Prospectus filed effective March 12, 1997.


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

The Company's Smart Cards are both "contactless" and "batteryless" and therefore do not require the use of a magnetic stripe or insertion into a terminal as is required by contacted cards ("Contacted Card(s)"), such as credit cards and ATM cards. Contacted Cards in use today are typically limited to storing information as opposed to "intelligent" Smart Cards, which have processing capabilities
similar to that of a personal computer.   The Company's Smart Card System
involves direct wireless radio frequency communications and magnetic induction between a chip in the Smart Card and a terminal. Moreover, the Company's contactless Smart Card Systems do not require insertion in a terminal or the use of a keypad and therefore may be used by all members of the population regardless of age or physical ability and in both indoor and outdoor locations.

The Company believes it was the first to successfully develop and introduce contactless Smart Cards using FRAM technology and batteryless, radio frequency ("RF") communications. The Company has primarily relied on its proprietary FRAM technology for the memory component of the Smart Cards. Although the FRAM memory demonstrates quantifiable benefits by improving processing speeds and reliability over competing memory technologies, it is not currently being produced in sufficient volumes by a significant number of manufacturers to achieve competitive costs. Complementary to its FRAM technology, the Company now also utilizes Electronically Erasable Programmable Read-Only Memory ("EEPROM") technology in its Smart Card Systems, allowing the Company to offer higher volume Smart Cards at a more competitive price.

The Company principally generates revenues from licensing, fee based custom product development projects and sale of its Smart Card systems. In the future, the Company anticipates that a substantial portion of its revenues will be generated from custom product development projects and the sale of its Smart Card systems. If the Company is unable to continually replace larger custom product development projects as these projects are completed, its operations will be adversely affected. Custom product development projects are billed in stages based on certain agreed upon performance milestones. Accordingly, financial results for any calendar quarter may fluctuate widely depending on the stage of a custom product development project or the amount of licensing payments in a particular quarter.

As reflected in the Company's Financial Statements, the Company has generated substantial operating losses since inception and has yet to generate substantial revenues to fund its operations. To date, the Company has completed a series of smaller scale projects; however, the Company has not yet completed a significant number of larger projects, and as a result, it is uncertain whether the Company will be able to successfully market and sell its Smart Card products in sufficient quantities and at sufficient prices and volumes to fund its operations. During 1997, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through licensing transactions and proceeds from the sale of its Common Stock.

During 1998, the Company anticipates that increased operating revenues will be achieved through a combination of product sales, custom product development projects and the sale of non-exclusive licenses. In addition, the Company anticipates incurring increased operating and research and development expenditures in order to further develop and market its Smart Card products.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Revenues. Revenues increased 291.6% to $1,064,505 for First Quarter ended March 31, 1998, from $271,834 for the First Quarter ended March 31, 1997.

     Product Sales. Product sales increased 33.1% to $64,505 for the First Quarter ended March 31, 1998, from $48,469 for the quarter ended March 31, 1997. To date, the Company has completed a series of projects, many of which are small scale "pilot" projects, but may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes six to twelve months or longer. Product sales in the current quarter included approximately $37,000 of sales of product to Racom Japan ("RJ"), of which the Company owns 19.9%, as compared to approximately $6,000 for the First Quarter in 1997.

     License Revenues. License revenues increased 347.7% to $1,000,000 for the First Quarter ended March 31, 1998, from $223,365 for the First Quarter ended March 31, 1997.

     In First Quarter of 1997, license revenues included the recognition of deferred revenues on a license from RJ for the manufacture and sale of FRAM based radio frequency products in Japan of $23,349. The amount received for the license in 1996 was $933,968.

     In 1996, pursuant to the technology license discussed above, RJ entered into a custom product development project with Fujitsu, Ltd. under which the Company is entitled to 50% of all sublicense revenue earned by RJ. This sublicense resulted in the Company recording and receiving the balance of the sublicense revenue of $200,016 during the First Quarter 1997.

     The increase in license revenues reflects the execution of the licensing contract with Hitachi, Ltd. which closed in January 1998, and under which the Company received the initial payment in January 1998.

COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin increased to 96.6% in the First Quarter ended March 31, 1998, from 57.6% for the same period in 1997.

     Product Costs. The Company has not generated significant margin on product sales in part because of competition with Contacted Cards which typically are sold at a lower price than the Company's Smart Cards. Currently, production volumes of the Company's products are not sufficient to cover manufacturing costs which are included in Cost of Revenues. Due to an increase in availability of FRAM memory chips resulting in lower component costs, and the use of EEPROM memory chips which are already available at lower component costs, the Company expects to be able to lower its prices while improving gross margin. The Company anticipates that cost efficiencies will allow the Company to compete more effectively with Contacted Card products and to build sales volume for its Smart Cards.

     License revenues. In both periods presented, gross margin is primarily a result of license revenues which have no direct cost of revenues.

Research and Development Expenses ("R&D"). R&D increased $10,339 from $256,409 in First Quarter 1997 to $266,748 in First Quarter 1998. The increase is primarily due to changes in the personnel responsible for the product development. In November 1997, a group of engineers responsible for a specific project left the Company upon completion of the project. Additional engineers with skills necessary to complete new product development were hired. In First Quarter 1997, approximately $38,000 of research and development costs were allocated to cost of revenues as they were incurred in direct relation to a custom product development contract.

General and Administrative Expenses ("G&A"). G&A increased $138,427 from $177,179 in First Quarter 1997 to $315,606 in First Quarter 1998. First Quarter 1998 includes increasing expenditures approximating $30,000 relating to investor relations consulting, securities legal and Nasdaq filing expenses incurred after the Company's initial public offering ("IPO") which was completed on March 12, 1997. The Company also recognized approximately $26,000 relating to the Directors and Officers Liability Insurance policy which was not effective in First Quarter 1997 and was renewed in March 1998. First Quarter 1998 also includes an increase in consulting and office expenses of approximately $57,000 due to increased audit fees, mergers & acquisitions research consulting and legal consulting expenses. G&A also includes approximately $10,000 in increased personnel costs.

Sales and marketing expenses. Sales and marketing expenses increased $34,769 from $211,204 in First Quarter 1997 to $245,973 in First Quarter 1998. Travel expenses increased approximately $11,000 between the First Quarter periods. Personnel expenses also increased between First Quarter periods by approximately $17,000 due to the internal transfer of an applications support engineer and overall salary increases for the department. First Quarter 1998 includes approximately $12,000 for alliance marketing consulting for the Japanese market. 1997 Sales & Marketing expenses for the First Quarter included a $20,000 recruiting fee for the hiring of a new Product Manager. In First Quarter 1997, approximately $10,000 of Sales and Marketing related expenses were in direct support of a custom product development project and accordingly charged to cost of revenues.

Equity in Loss of Joint Venture. The Company currently owns 19.9% of RJ. RJ was formed in 1993 for the purpose of marketing, distributing and supporting the Company's Smart Card products to be sold in Japan. The Company accounts for its investment on the cost method. In First Quarter 1997, the Company owned 22.8% of RJ and accounted for its investment under the equity method, recognizing its proportionate share of RJ's losses.

Amortization Expense. The Company's primary asset is a technology license related to the design and manufacture of its Smart card products. The asset is amortized over its estimated useful life on a straight line basis.

Other Income (Expense). During First Quarter 1997, the Company incurred $57,121 in interest expense on various notes payable to Intag International Limited ("Intag"), Ramtron and a group of lenders. The notes carried interest at 10% and prime plus 2%, respectively. The notes and accrued interest were paid during First Quarter 1997 upon completion of the IPO. Interest expense for First Quarter 1997 also includes $97,799 related to the amortization of debt issuance costs associated with a bridge financing completed prior to the IPO. First Quarter 1997 also included approximately $26,000 in currency exchange losses on the sub-licensing transaction completed with RJ. During First Quarter 1998 the Company earned $17,722 in interest income on its cash balances held primarily in a government obligations fund with an average maturity of less than 90 days.

Net Income (Loss). The Company is a C Corporation under the Internal Revenue Code and for income tax reporting purposes as of December 31, 1997, has approximately $13,700,000 of net operating loss carryforwards that expire at various dates through 2012. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to the Company in any given year if certain events occur, including significant changes in ownership interests.

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

CASH FLOW

The Company had cash and cash equivalents of $1,198,567 and $1,356,667 as of December 31, 1997 and March 31, 1998, respectively. During the first quarter of 1998, the Company's primary source of cash was from the initial payment under the Hitachi license agreement, and the sale of 60,000 shares of common stock to a former employee upon the exercise of employee stock options at $1.00 per share.

CAPITALIZATION

The Company's capitalization of $2,775,235 as of December 31, 1997 was comprised entirely of stockholders' equity, as compared to $3,013,793 of stockholders' equity as of March 31, 1998. Again, the increase is primarily attributable to the net income of the quarter of $178,558 and the sale of 60,000 shares of common stock to a former employee upon the exercise of employee stock options at $1.00 per share.

Management of the Company intends to fund its 1998 operations through a combination of product sales, technology sublicensing and possible offerings of its common stock. There is no assurance that sales of common stock will occur or that additional proceeds will be received from such offerings. The Company currently does not have an available source for short-term borrowings.

The Company must also maintain certain requirements in order to be listed on
Nasdaq.   These requirements include maintaining a specified level of net tangible assets, as defined, market capitalization or net income. Additionally, the Company must maintain a specified level of publicly traded shares, market value of the publicly traded shares, minimum bid price, number of market makers and shareholders. As of March 31, 1998 the Company was in compliance with the Nasdaq listing requirements. There is no assurance that the Company will continue to meet the Nasdaq listing requirements.

Part II. Other Information

Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         ------------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         ----------------------------------

    (a.)   Exhibits:

    Exhibit No.            Title
    -----------            -----

    27.01          Financial Data Schedule


(b)  Reports on Form 8-K

     (i) The Company filed a Report on Form 8-K, dated January 16, 1998, in connection with the appointment of John A. Hinds to the Company's Board of Directors.

     (ii) The Company filed a Report on Form 8-K, dated February 2, 1998, in connection with announcement and filing of the "Amendment No. 3 RF/ID Products to High-Density FRAM Cooperation Agreement between Racom Systems, Inc., Ramtron International Corporation and Hitachi, Ltd."


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Racom Systems, Inc.


/s/ Richard L Horton                         Date: May 15, 1998
----------------------------------------          -------------
Richard L. Horton
President, Chief Executive Officer and
Chief Financial Officer


/s/ Lillian V. Burkey                        Date: May 15, 1998
----------------------------------------          -------------
Lillian V. Burkey
Controller