Form 10QSB
period 1998-06-30
RACOM SYSTEMS INC
filed 1998-08-14
CIK 919941

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB
                                  (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934
                 For the Quarterly period ended June 30, 1998

                                      or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

              For the transition period from _______ to _______

                       Commission File number 000-21907

                             Racom Systems, Inc.
      (Exact name of small business issuer as specified in its charter)

                 DELAWARE                              84-1182875
       --------------------------------          ---------------------
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


There are 13,442,532 shares of the registrant's common stock, $.01 par value outstanding as of July 31, 1998.

                              RACOM SYSTEMS, INC.

                                  FORM 10-QSB

                                     INDEX


Part I    Financial Information                                            Page

           Item 1.   Condensed Balance Sheets as of
                     December 31, 1997 and June 30, 1998                     1

                     Condensed Statements of Operations
                     for the three and six months ended
                     June 30, 1997 and 1998                                  2

                     Condensed Statements of Cash Flows
                     for the six months ended June 30,
                     1997 and 1998                                           3

                     Notes to Condensed Financial Statements                 4


           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           6


Part II   Other Information and Signatures                                  13

                             RACOM SYSTEMS, INC.

                                BALANCE SHEETS

                ASSETS                                  December 31,     June 30,
                                                           1997            1998
                                                       -------------  -------------
CURRENT ASSETS:
     Cash and cash equivalents                         $  1,198,567   $  1,363,773
     Accounts receivable-trade                               43,042         28,299
     Accounts receivable-related parties                     26,720          7,584
     Inventory                                              122,875        144,786
     Prepaid expenses & other                                62,833         63,160
                                                       ------------   ------------
                   TOTAL CURRENT ASSETS                   1,454,037      1,607,602

PROPERTY AND EQUIPMENT
     Machinery and equipment                                449,432        501,603
     Furniture and fixtures                                  59,404         59,404
     Leasehold improvements                                   3,328          3,328
                                                       ------------   ------------
                                                            512,164        564,335
     Less-accumulated depreciation                         (351,982)      (390,862)
                                                       ------------   ------------
                                                            160,182        173,473
OTHER ASSETS:
     Technology license from related party,
      net of accumulated amortization of
      $842,541 and $921,364, respectively                 1,557,459      1,478,636
                                                       ------------   ------------
                   TOTAL ASSETS                        $  3,171,678   $  3,259,711
                                                       ------------   ------------
                                                       ------------   ------------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities          $    359,069   $    302,173
     Accounts payable-related parties                        20,780              -
     Capital lease obligation                                16,594         14,802
                                                       ------------   ------------
                   TOTAL LIABILITIES                        396,443        316,975
                                                       ------------   ------------
STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000,000 shares
      authorized, no shares issued or outstanding                 -              -
     Common stock, $.01 par value, 20,000,000 shares
      authorized, 13,222,532 and 13,442,532 shares
      issued and outstanding, respectively                  132,225        134,425
     Additional paid-in capital                          16,499,243     16,717,043
     Accumulated deficit                                (13,856,233)   (13,908,732)
                                                       ------------   ------------
                   TOTAL STOCKHOLDERS' EQUITY             2,775,235      2,942,736
                                                       ------------   ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  3,171,678   $  3,259,711
                                                       ------------   ------------
                                                       ------------   ------------

             The accompanying notes are an integral part of these
                        condensed financial statements.

                             RACOM SYSTEMS, INC.

                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                       Three months ended June 30,    Six months ended June 30,
                                           1997            1998          1997            1998
                                        ----------      ---------     ----------     ----------
REVENUES
     Product sales                      $   74,883     $   65,969     $  105,936     $   93,147
     Product sales-related parties          47,039          6,814         64,455         44,141
     License revenues                          -          500,000            -        1,500,000
     License revenues-related party        214,893            -          438,258            -
                                        ----------     ----------     ----------     ----------
                                           336,815        572,783        608,649      1,637,288
COST OF REVENUES                           128,604         39,846        243,850         76,044
                                        ----------     ----------     ----------     ----------

GROSS MARGIN                               208,211        532,937        364,799      1,561,244

OPERATING EXPENSES
     Research and development              300,852        217,319        557,261        484,067
     General and administrative            296,557        302,896        473,736        618,502
     Sales and marketing                   278,149        220,611        489,353        466,584
     Equity in loss of Racom Japan         103,343            -          198,374            -
     Amortization expense                   39,411         39,411         78,547         78,822
                                        ----------     ----------     ----------     ----------
                                         1,018,312        780,237      1,797,271      1,647,975

LOSS FROM OPERATIONS                      (810,101)      (247,300)    (1,432,472)       (86,731)

OTHER INCOME (EXPENSE)
     Interest expense                         (750)          (482)      (138,265)        (1,195)
     Interest expense-related parties          -              -          (17,405)           -
     Interest income                        47,177         16,807         49,802         34,529
     Other                                     705            (82)       (54,790)           898
                                        ----------     ----------     ----------     ----------

NET LOSS                                 $(762,969)    $ (231,057)   $(1,593,130)    $  (52,499)
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

NET LOSS PER SHARE - BASIC
AND DILUTED                              $   (0.06)    $    (0.02)     $   (0.13)     $    0.00
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

WEIGHTED AVERAGE SHARES OUTSTANDING     12,407,532     13,242,949     12,407,532     13,242,949
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

             The accompanying notes are an integral part of these
                       condensed financial statements.

                             RACOM SYSTEMS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                          Six months ended June 30,
                                                             1997            1998
                                                       ---------------   ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net loss                                            $(1,593,130)    $  (52,499)
     Adjustments to reconcile net loss to cash used in
     operating activities:
          Depreciation and amortization                      129,607        117,703
          Equity in loss of Racom Japan                      198,374            -
          Amortization of debt offering costs                 97,799            -
          Decrease (increase) in:
               Prepaid expenses and other                    (76,047)          (327)
               Accounts receivable-trade                      (3,708)        14,743
               Accounts receivable-related parties             3,321         19,136
               License revenue receivable                    646,162            -
               Inventory                                      50,721        (21,911)
          Increase (decrease) in:
               Accounts payable and accrued liabilities     (240,428)       (56,896)
               Accounts payable-related parties             (548,908)       (20,780)
               Deferred  license revenue                    (238,242)           -
                                                       ------------------------------
     NET CASH USED IN OPERATING ACTIVITIES                (1,574,479)          (831)

CASH FLOWS USED IN INVESTING ACTIVITIES:
          Purchase of fixed assets                           (16,828)       (52,171)
                                                       ------------------------------
     NET CASH FLOWS USED IN INVESTING ACTIVITIES             (16,828)       (52,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of common stock           7,125,000        220,000
          Payment of deferred offering costs              (1,020,484)           -
          Payment on bridge loans                         (1,040,000)           -
          Payments on notes payable-related parties       (1,029,596)           -
          Payments on capital lease obligation                  (551)        (1,792)
                                                       ------------------------------
     NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES       4,034,369        218,208

NET INCREASE IN CASH AND CASH EQUIVALENTS                  2,443,062        165,206

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               314,202      1,198,567
                                                       ------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 2,757,264     $1,363,773
                                                       ------------------------------
                                                       ------------------------------
Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:
               Interest                                  $    39,102     $    1,195
               Interest-related parties                      287,001              -


            The accompanying notes are an integral part of these
                       condensed financial statements.

                             RACOM SYSTEMS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 1998

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of Racom Systems, Inc. as of June 30, 1998 and 1997 and for the periods then ended. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that the enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997. No differences exist between comprehensive income and net income for the Company for the period ending June 30, 1998 or 1997.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 may not be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). Management believes that the impact of SFAS No. 133 will not significantly affect its financial reporting.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". This statement is effective for financial statements for fiscal years beginning after December 15, 1998. In general, SOP 98-5 requires costs of
start-up activities and organization costs to be expensed as incurred.   Initial
application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Management believes that SOP 98-5 will not have a material impact on the financial statements.

Note 3 - License of Technology to Hitachi, Ltd.

On January 15, 1998, the Company executed an agreement, in conjunction with Ramtron International Corporation ("Ramtron"), granting Hitachi Ltd. ("Hitachi") a worldwide, non-exclusive license to design, manufacture and sell smart card products based on the Company's contactless, ferroelectric smart card technology, and Ramtron's proprietary ferroelectric random access memory ("FRAM") technology. In addition to these license rights, the Company granted Hitachi option rights, for a predetermined option fee, to its Radio Frequency Identification ("RFID") Technology, as defined in the agreement, for a period up to December 31, 1999. As consideration for the rights granted under the agreement, Hitachi will pay certain license fees and royalties to the Company as defined in the agreement. The Company received the first payment on the license on January 29, 1998, and the second payment on May 9, 1998. As additional consideration for the rights granted under the agreement, Hitachi will provide engineering services for development of the Company's RFID Products, as defined in the contract, and the Company and Ramtron have a certain defined percentage call (subject to a maximum quantity) on Hitachi's production capacity of RFID Products. The agreement remains effective until expiration of the last of the Company's and Ramtron's patents.

The results of operations for the quarter and six month period ended June 30, 1998 are not necessarily indicative of the Company's expected performance for any future period. Information contained herein is supplemental to the Company's annual report on Form 10-KSB for the year ended December 31, 1997 and the Company's Prospectus filed effective March 12, 1997.


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

The Company believes it was the first to successfully develop and introduce contactless Smart Cards using FRAM technology and batteryless, radio frequency ("RF") communications. The Company has primarily relied on its licensed FRAM technology for the memory component of the Smart Cards. Although the FRAM memory demonstrates quantifiable benefits by improving processing speeds and reliability over competing memory technologies, it is not currently being produced in sufficient volumes by a significant number of manufacturers to achieve competitive costs. Complementary to its FRAM technology, the Company also utilizes Electronically Erasable Programmable Read-Only Memory ("EEPROM") technology in its Smart Card Systems, allowing the Company to offer higher volume Smart Cards at a more competitive price.

The Company principally generates revenues from licensing, fee based custom product development projects and sale of its Smart Card systems. In the future, the Company anticipates that a substantial portion of its revenues will be generated from custom product development projects, the sale of its Smart Card systems and services. If the Company is unable to continually replace larger custom product development projects as these projects are completed, its operations will be adversely affected. Custom product development projects are billed in stages based on certain agreed upon performance milestones. Accordingly, financial results for any calendar quarter may fluctuate widely depending on the stage of a project or the amount of licensing payments in a particular quarter.

As reflected in the Company's Financial Statements, the Company has generated substantial operating losses since inception and has yet to generate substantial revenues to fund its operations. To date, the Company has completed a series of smaller scale projects; however, the Company has not yet completed a significant number of larger projects, and as a result, it is uncertain whether the Company will be able to successfully market and sell its Smart Card products in sufficient quantities and at sufficient prices and volumes to fund its operations. During 1997, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through licensing transactions and proceeds from the sale of its Common Stock. During the six months ended June 30, 1998, the Company's operating revenues have been generated primarily from a licensing transaction. The Company anticipates that increased operating revenues for the balance of 1998 will be achieved through a combination of product sales, custom product development projects and the sale of non-exclusive licenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

Revenues. Revenues increased 70.0% to $572,783 for the three months ended June 30, 1998 ("Second Quarter 1998"), from $336,815 for the three months ended June 30, 1997 ("Second Quarter 1997").

     Product Sales. Product sales decreased 40.3% to $72,783 for Second Quarter 1998, from $121,922 for Second Quarter 1997. To date, the Company has completed a series of projects, many of which are small scale "pilot" projects, but may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes six to twelve months or longer. Product sales in the current quarter included approximately $7,000 of sales of product to Racom Japan ("RJ"), of which the Company owns 19.9%, as compared to approximately $47,000 for the Second Quarter in 1997.

     License Revenues. License revenues increased 132.7% to $500,000 for Second Quarter 1998, from $214,893 for Second Quarter 1997. In Second Quarter 1997, license revenues included the recognition of deferred revenues on a license from RJ for the manufacture and sale of FRAM based radio frequency products in Japan of $199,010, pursuant to the reduction in ownership of RJ to 22.8%. The increase in license revenues reflects the execution of the licensing contract with Hitachi, Ltd. which closed in January 1998, and under which the Company received and recognized the final initial license fee payment in May 1998.

COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin increased to 93.0% in Second Quarter 1998, from 61.8% for Second Quarter 1997.

     Product Costs. The Company has not generated significant margin on product sales in part because of competition with Contacted Cards which typically are sold at a lower price than the Company's Smart Cards. Currently, production volumes of the Company's products may not be sufficient to cover manufacturing costs which are included in Cost of Revenues. Due to an increase in availability of FRAM memory chips resulting in lower component costs, and the use of EEPROM memory chips which are already available at lower component costs, the Company expects to be able to lower its prices while improving gross margin. The Company anticipates that cost efficiencies will allow the Company to compete more effectively with Contacted Card products and to build sales volume for its Smart Cards.

     License revenues. In both periods presented, gross margin is primarily a result of license revenues which have no direct cost of revenues.

Research and Development Expenses ("R&D"). R&D decreased $83,533 from $300,852 in Second Quarter 1997 to $217,319 in Second Quarter 1998. The decrease is primarily due to the Company focusing on its internal engineering resources and not utilizing the services of contractors in new product development projects during Second Quarter 1998. During November 1997, a group of engineers responsible for a specific project left the Company upon completion of the project. Additional engineers with skills necessary to complete new product development were hired. In Second Quarter 1997, the Company incurred approximately $40,000 on outside engineering contractors for software and hardware development and approximately $35,000 on contract services to develop card packaging for its Smart Card products.

General and Administrative Expenses ("G&A"). G&A increased $6,339 from $296,557 in Second Quarter 1997 to $302,896 in Second Quarter 1998. While G&A decreased its overall personnel expenses due to the resignation of Richard L. Horton, President and CEO, the Company incurred $25,000 on a total contract of $37,500, of recruiting fees for a new President and CEO.

Sales and Marketing Expenses. Sales and marketing expenses decreased $57,538 from $278,149 in Second Quarter 1997 to $220,611 in Second Quarter 1998. Travel expenses decreased approximately $8,000 between the Second Quarter periods. Personnel expenses also decreased between Second Quarter periods by approximately $75,000 due to the termination of the V.P. of Transportation and Banking and the V.P. of Business Development, but increased approximately $48,000 due to the hiring of a new OEM sales manager, a director of marketing and the internal transfer of an applications support engineer. Second Quarter 1997 also included approximately $21,000 for printing and trade show expenses.

Equity in Loss of Joint Venture. The Company currently owns 19.9% of RJ. RJ was formed in 1993 for the purpose of marketing, distributing and supporting the Company's Smart Card products to be sold in Japan. The Company accounts for its investment on the cost method. In Second Quarter 1997, the Company owned 22.8% of RJ and accounted for its investment under the equity method, recognizing its proportionate share of RJ's losses.

Amortization Expense. The Company's primary asset is a technology license related to the design and manufacture of its Smart card products. The asset is amortized over its estimated useful life on a straight line basis.

Other Income (Expense). During Second Quarter 1998 and 1997, the Company earned $16,807 and $47,177, respectively, in interest income on its cash balances held primarily in a government obligations fund with an average maturity of less than 90 days.

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


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Revenues. Revenues increased 169.0% to $1,637,288 for the six months ended June 30, 1998 ("Interim 1998"), from $608,649 for the six months ended June 30, 1997 ("Interim 1997").

     Product Sales. Product sales decreased 19.4% to $137,288 for Interim 1998, from $170,391 for Interim 1997. To date, the Company has completed a series of projects, many of which are small scale "pilot" projects, but may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes six to twelve months or longer. Product sales in Interim 1998 included approximately $44,000 of sales of product to RJ, of which the Company owns 19.9%, as compared to approximately $64,000 for the Second Quarter in 1997.

     License Revenues. License revenues increased 242.3% to $1,500,000 for Interim 1998, from $438,258 for Interim 1997.

     Interim 1997 included the recognition of deferred revenues on a license from RJ for the manufacture and sale of FRAM based radio frequency products in Japan of $238,242 pursuant to the Company's ownership being reduced to 22.8%.

     In 1996, pursuant to the technology license discussed above, RJ entered into a custom product development project with Fujitsu, Ltd. under which the Company is entitled to 50% of all sublicense revenue earned by RJ. This sublicense resulted in the Company recording and receiving sublicense revenue of $200,016 during Interim 1997.

     The increase in license revenues reflects the execution of the licensing contract with Hitachi, Ltd. which closed in January 1998, and under which the Company received the first installment of the initial license fee payment in January 1998 and the final initial license fee payment in May 1998.

COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin increased to 95.4% in Interim 1998, from 59.9% for the same period in 1997.

     Product Costs. The Company has not generated significant margin on product sales in part because of competition with Contacted Cards which typically are sold at a lower price than the Company's Smart Cards. Currently, production volumes of the Company's products may not be sufficient to cover manufacturing costs which are included in Cost of Revenues. Due to an increase in availability of FRAM memory chips resulting in lower component costs, and the use of EEPROM memory chips which are already available at lower component costs, the Company expects to be able to lower its prices while improving gross margin. The Company anticipates that cost efficiencies will allow the Company to compete more effectively with Contacted Card products and to build sales volume for its Smart Cards.

     License revenues. In both periods presented, gross margin is primarily a result of license revenues which have no direct cost of revenues.

Research and Development Expenses ("R&D"). R&D decreased $73,194 from $557,261 in Interim 1997 to $484,067 in Interim 1998. The decrease is primarily due to changes in the personnel responsible for the product development. In November 1997, a group of engineers responsible for a specific project left the Company upon completion of the project. Additional engineers with skills necessary to complete new product development were hired. Overall, these changes resulted in an increase in personnel expenses for R&D of approximately $36,000. Additionally, the changes resulted in the Company focusing on its internal engineering resources and not utilizing the services of contractors in new product development projects. During Interim 1997, the Company incurred approximately $70,000 on outside contractors. Further, in Interim 1997 the Company incurred approximately $35,000 on contract services to develop card packaging for its Smart Card products.

General and Administrative Expenses ("G&A"). G&A increased $144,766 from $473,736 in Interim 1997 to $618,502 in Interim 1998. Interim 1998 includes increasing expenditures approximating $30,000 relating to investor relations consulting, securities legal and Nasdaq filing expenses incurred after the Company's initial public offering ("IPO") which was completed on March 12, 1997. The Company also recognized approximately $17,000 of additional expense relating to the Directors and Officers Liability Insurance policy which was not effective until March, 1997, and was renewed in March 1998. Interim 1998 also includes an increase in consulting and office expenses of approximately $67,000 due to increased audit fees, mergers & acquisitions research consulting and legal consulting expenses. Interim 1998 also includes approximately $25,000 of recruiting expenses incurred in the search for a President and CEO.

Sales and Marketing Expenses. Sales and marketing expenses decreased $22,769 from $489,353 in Interim 1997 to $466,584 in Interim 1998. 1997 Sales &
Marketing expenses for the Second Quarter included a $20,000 recruiting fee for the hiring of a new Product Manager. Although Sales and Marketing expenses are comparable between Interim periods, there were various changes in personnel resulting in an overall increase in expenses, offset by fewer expenses incurred in general marketing expenses (trade shows, new product literature, etc.).

Equity in Loss of Joint Venture. The Company currently owns 19.9% of RJ. RJ was formed in 1993 for the purpose of marketing, distributing and supporting the Company's Smart Card products to be sold in Japan. The Company accounts for its investment on the cost method. In Interim 1997, the Company owned 22.8% of RJ and accounted for its investment under the equity method, recognizing its proportionate share of RJ's losses.

Amortization Expense. The Company's primary asset is a technology license related to the design and manufacture of its Smart card products. The asset is amortized over its estimated useful life on a straight line basis.

Other Income (Expense). During Interim 1997, the Company incurred $17,405 and $40,466 in interest expense on various notes payable to Intag International Limited ("Intag") and Ramtron and a group of lenders, respectively. The notes carried interest at 10% and prime plus 2%, respectively. The notes and accrued interest were paid during Interim 1997 upon completion of the IPO. Interest expense for Interim 1997 also includes $97,799 related to the amortization of debt issuance costs associated with a bridge financing completed prior to the IPO. Interim 1997 also included approximately $20,000 in currency exchange losses on the sub-licensing transaction completed with RJ. During Interim 1997 and 1998 the Company earned $49,802 and $34,529, respectively, in interest income on its cash balances held primarily in a government obligations fund with an average maturity of less than 90 days.

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

CASH FLOW

The Company had cash and cash equivalents of $1,198,567 and $1,363,773 as of December 31, 1997 and June 30, 1998, respectively. During Interim 1998, the Company's primary source of cash was from the initial license fee payments received under the Hitachi license agreement, and the sale of 220,000 shares of common stock to a former employee upon the exercise of employee stock options at $1.00 per share.

CAPITALIZATION

The Company's capitalization of $2,775,235 as of December 31, 1997 was comprised entirely of stockholders' equity, as compared to $2,942,736 of stockholders' equity as of June 30, 1998. The increase is attributable to the sale of 220,000 shares of common stock to a former employee upon the exercise of employee stock options at $1.00 per share.

Management of the Company intends to fund its remaining 1998 operations through a combination of product sales, technology sublicensing and possible offerings of its common stock. There is no assurance that sales of common stock will occur or that additional proceeds will be received from such offerings. The Company currently does not have an available source for short-term borrowings.

The Company must also maintain certain requirements in order to be listed on
Nasdaq.   These requirements include maintaining a specified level of net tangible assets, as defined, market capitalization or net income. Additionally, the Company must maintain a specified level of publicly traded shares, market value of the publicly traded shares, minimum bid price, number of market makers and shareholders. As of June 30, 1998 the Company was in compliance with the Nasdaq listing requirements. However, subsequent to June 30, 1998, the minimum bid price of the stock was listed below $1.00 for three consecutive days. As of the date of this report, the Company had not received a delisting notification from Nasdaq and does not anticipate that it will receive notification as the Company is currently in compliance with the minimum bid price requirement.
There is no assurance that the Company will continue to meet the Nasdaq listing requirements.

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

The Company has completed an internal study to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. The results of the internal study indicate that its products are not affected by the Year 2000 issue. In addition, the results of the internal study indicate that certain software utilized by the

Company's internal systems will be affected by the Year 2000 issue, and steps to upgrade the software have begun. Management believes these amounts are not significant and such expenditures will continue through the year 1999 as upgrades become available.

The Company believes that there is a greater risk that its vendors, clients and strategic partners will be affected by the Year 2000 problem. The Company is currently unable to assess, and may be unable to accurately determine, the magnitude of any Year 2000 problems that may reside in the computer and information systems of its clients, vendors and strategic partners, or the impact that any such problems could have on the products and services provided by the Company to such clients. In addition to the internal study, the Company has begun assessing the existence of any Year 2000 problems that may reside in the computer systems and products of its vendors, clients and strategic partners. The Company expects to complete the assessment phase by December 31, 1998. The Company believes, based upon the progress to date, that its suppliers and strategic partners are either Year 2000 compliant, or are themselves in an assessment phase. However, there can be no assurance that all such problems will be resolved. The Company plans to develop a contingency plan as a result of its findings during this assessment phase. The occurrence of Year 2000 related failures in the computer and information systems of any of the Company's significant clients, vendors or strategic partners could have a materially adverse effect on the business, results of operations and financial condition of the Company.


Part II. Other Information

Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         ------------------
              The Company hired Arthur B. Rancis as the President, CEO, CFO, and Director effective August 3, 1998. Mr. Rancis is a former Vice President of Samsung Electronics of America, responsible for its Product Innovation Laboratory. He was a senior vice president at Pluto Technologies, International, responsible for world wide sales of their video, computer, LAN and server products. While at Sony Electronics Inc., Mr. Rancis held a variety of management positions. As vice president of business development he was responsible for implementing the company's integrated information strategy into its product divisions. Mr. Rancis also held various positions in corporate marketing, international sales, product management and engineering sales with Masstor Systems Corporation, Storage Technology Corporation and Tektronix
Corporation respectively.   Mr. Rancis holds a BA degree in Communications from
the University of Colorado at Boulder.


Item 6.  Exhibits and Reports on Form 8-K
         ----------------------------------

    (a.)   Exhibits:

    Exhibit No.            Title
    -----------            ------

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

     (iii) The Company filed a report on Form 8-K, dated May 11, 1998 in connection with the announcement of the appointment of John A. Hinds as Chairman of its Board of Directors.

     (iv) The Company filed a report on Form 8-K, dated June 30, 1998 in connection with the announcement that its President and CEO, Richard L. Horton, had resigned.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Racom Systems, Inc.


/S/Arthur B. Rancis                          Date:       August 14, 1998
--------------------------------------             ---------------------------
Arthur B. Rancis
President, Chief Executive Officer and
Chief Financial Officer


/S/ Lillian V. Burkey                        Date:       August 14, 1998
--------------------------------------             ---------------------------
Lillian V. Burkey
Controller