Form 10QSB
period 1998-09-30
RACOM SYSTEMS INC
filed 1998-11-16
CIK 919941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
                                   (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                For the Quarterly period ended September 30, 1998

                                       or

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                For the transition period from _______ to _______

                        Commission File number 000-21907

                               Racom Systems, Inc.
        (Exact name of small business issuer as specified in its charter)

             Delaware                            84-1182875
           ------------                        --------------
      State or other jurisdiction             (I.R.S. Employer
   of incorporation or organization)       Identification Number)

                           6080 Greenwood Village, CO
                           Greenwood Village, CO 80111
                         -------------------------------
                    (Address of principal executive offices)

                                 (303) 771-2077
                                ----------------
                           (Issuer's telephone number)









Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There are 13,442,532 shares of the registrant's common stock, $.01 par value outstanding as of November 6, 1998.

                               RACOM SYSTEMS, INC.

                                   FORM 10-QSB

                                      INDEX


Part I   Financial Information                                                                         Page
            Item 1.    Balance Sheets as of September 30, 1998 and December 31, 1997                     3

                       Statements of Operations  for the three and nine months ended
                       September 30, 1998 and 1997                                                       4

                       Statements of Cash Flows for the nine months ended
                       September 30, 1998 and 1997                                                       5

                       Notes to Financial Statements                                                     6


            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                     7


Part II  Other Information and Signatures                                                               12

                               RACOM SYSTEMS, INC.

                                 BALANCE SHEETS

                                                                       September 30,        December 31,
                                                                           1998                 1997
                                                                      --------------       -------------
                                                                       (Unaudited)
                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                        $    584,722         $  1,198,567
    Accounts receivable-trade, net of reserve of $32,000
       and $-0- in 1998 and 1997, respectively                             20,271               43,042
    Accounts receivable-related parties                                  --                     26,720
    Inventory                                                             152,428              122,875
    Prepaid and other expenses                                             40,810               62,833
                                                                     ------------         ------------
                                                                          798,231            1,454,037
                                                                     ------------         ------------

PROPERTY AND EQUIPMENT:
    Machinery and equipment                                               523,634              449,432
    Furniture and fixtures                                                 59,767               59,404
    Leasehold improvements                                                  3,328                3,328
                                                                     ------------         ------------
                                                                          586,729              512,164
    Less-accumulated depreciation                                        (410,537)            (351,982)
                                                                     ------------         ------------
                                                                          176,192              160,182
                                                                     ------------         ------------

OTHER ASSETS:
    Technology license from related party, net of
       accumulated amortization of $960,775 and $842,541
       in 1998 and 1997, respectively                                   1,439,225            1,557,459
                                                                     ------------         ------------

                    TOTAL ASSETS                                        2,413,648            3,171,678
                                                                     ------------         ------------
                                                                     ------------         ------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                              322,861              359,069
    Accounts payable-related parties                                       20,000               20,780
    Capital lease obligation                                               13,934               16,594
                                                                     ------------         ------------
                                                                          356,795              396,443
                                                                     ------------         ------------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 40,000,000 and 20,000,000
     shares authorized, 13,442,532 and 13,222,532 shares
     issued and outstanding, respectively                                 134,425              132,225
    Additional paid-in capital                                         16,717,043           16,499,243
    Accumulated deficit                                               (14,794,615)         (13,856,233)
                                                                     ------------         ------------
                                                                        2,056,853            2,775,235
                                                                     ------------         ------------

                                                                     $  2,413,648         $  3,171,678
                                                                     ------------         ------------
                                                                     ------------         ------------

           The accompanying notes are an integral part of these balance sheets.

                               RACOM SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three months ended September 30         Nine months ended September 30
                                           -----------------------------------     ----------------------------------
                                                 1998               1997                 1998              1997
                                           ---------------- ------------------     ---------------- -----------------
REVENUES:
   Product sales                           $          6,202   $         51,625     $         99,349   $       157,561
   Product sales-related parties                    --                   6,943               44,141            71,398
   License revenues                                 --                 --                 1,500,000          --
   License revenues-related party                   --                  10,650              --                448,908
   Research and development fees                     15,000            --                    15,000          --
                                            ---------------    ---------------      ---------------    --------------
                                                     21,202             69,218            1,658,490           677,867

COST OF REVENUES:
   Cost of revenues                                  4,017              74,433               80,061           318,283
   Inventory write-down                             22,000             --                    22,000          --
                                            --------------     ---------------      ---------------    --------------
                                                    26,017              74,433              102,061           318,283
                                            --------------     ---------------      ---------------    --------------

GROSS MARGIN                                        (4,815)             (5,215)           1,556,429           359,584

OPERATING EXPENSES
   Research and development                        241,438             272,675              725,505           829,936
   General and administrative                      397,037             279,567            1,015,539           753,303
   Sales and marketing                             214,996             258,992              681,580           748,345
   Equity in loss of Racom Japan                   --                  (42,669)             --                155,705
   Amortization expense                             39,411              39,411              118,233           119,090
                                            --------------     ---------------      ---------------    --------------
                                                   892,882             807,976            2,540,857         2,606,379


LOSS FROM OPERATIONS                              (897,697)           (813,191)            (984,428)       (2,246,795)

OTHER INCOME (EXPENSE)
   Interest expense                                   (535)               (525)              (1,730)         (137,658)
   Interest expense-related parties                --                  --                   --                (17,405)
   Interest income                                  12,201              30,544               46,730            80,346
   Other                                               148              (8,529)               1,046           (63,319)
                                            --------------     ---------------      ---------------    --------------

NET LOSS                                   $      (885,883)   $       (791,701)    $       (938,382)  $    (2,384,831)
                                            --------------     ---------------      ---------------    --------------
                                            --------------     ---------------      ---------------    --------------

NET LOSS PER SHARE-BASIC AND
   DILUTED                                 $         (0.07)   $          (0.06)    $          (0.07)  $         (0.19)

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                  13,442,532          12,633,643           13,359,455        12,633,643

    The accompanying notes are an integral part of these financial statements.

                                             RACOM SYSTEMS, INC.

                                           STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                 Nine months ended September 30
                                                                               ---------------- ----------------
                                                                                     1998             1997
                                                                               ---------------- ----------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net loss                                                                   $      (938,382) $    (2,384,831)
    Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                    176,789          191,360
      Bad debt expense                                                                  32,000          --
      Inventory reserve                                                                 22,000          --
      Equity in loss of Racom Japan                                                    --               155,705
      Amortization of debt offering costs                                              --                97,799
      Decrease (increase) in:
         Accounts receivable-trade                                                      (9,229)          37,356
         Accounts receivable-related parties                                            26,720            9,699
         License revenue receivable                                                    --               646,162
         Inventory                                                                     (51,553)           7,120
         Prepaid expenses and other                                                     22,023          (49,159)
      Increase (decrease) in:
         Accounts payable and accrued liabilities                                      (36,208)        (237,572)
         Accounts payable-related parties                                                 (780)        (545,098)
         Deferred license revenue                                                      --              (248,892)
         Accrued interest                                                              --                39,102
         Accrued interest-related party                                                --                17,405
                                                                                  -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                                                 (756,620)      (2,263,844)
                                                                                  -------------    -------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchases of fixed assets                                                          (74,565)         (50,220)
                                                                                  -------------    -------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                            (74,565)         (50,220)
                                                                                  -------------    -------------


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                             220,000        7,125,000
    Payment of deferred offering costs                                               --              (1,020,484)
    Payments on notes payable-related parties                                        --              (2,126,103)
    Payments on capital lease obligation                                                (2,660)            (867)
                                                                                  -------------    -------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                        217,340        3,977,546
                                                                                  -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (613,845)       1,663,482

CASH AND CASH EQUIVALENTS, beginning of period                                       1,198,567          314,202
                                                                                  -------------    -------------
CASH AND CASH EQUIVALENTS, end of period                                         $     584,722    $   1,977,684
                                                                                  -------------    -------------
                                                                                  -------------    -------------

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
      Interest                                                                   $       1,560    $      39,852
      Interest-related parties                                                       --                 287,001
      Income taxes                                                                   --                 --

   The accompanying notes are an integral part of these financial statements.

                               RACOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of Racom Systems, Inc. as of September 30, 1998 and 1997 and for the periods then ended. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

The unaudited financial statements should be read with the complete financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission.

As reflected in the accompanying financial statements, the Company has generated substantial operating losses since inception and has yet to generate sufficient revenues to fund its operations. During 1998, the Company's primary source of cash was from the license fee received from Hitachi (see Note 3) and the sale of 220,000 shares of common stock at $1.00 per share under the Company's employee stock option plan. Management intends to fund its remaining operations through cash on hand at September 30, 1998. The Company is currently in the process of identifying sources of short-term and longer term debt and equity financing; however, there can be no assurance that financing will be available or that the financing will include terms acceptable to the Company. Subsequent to September 30, 1998, the Company began to reduce its administrative, sales and engineering costs; however, if the Company cannot increase revenues generating sufficient gross profit or obtain financing, the Company will have to curtail further its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and carrying amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that the enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997. No differences exist between comprehensive income and net income for the Company for the period ending September 30, 1998 or 1997.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 may not be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election,before January 1, 1998). Management believes that the impact of SFAS No. 133 will not significantly affect its financial reporting.

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

Note 4 - Technology License

The Company's primary asset is a technology license related to the design and manufacture of its products. The net book value of the technology license at September 30, 1998 was $1,439,225. The Company has the rights under an agreement to sublicense the technology to no more than five (5) separate parties subject to certain approvals. The Company has, to date, sublicensed such technology to three separate companies. Although the Company is currently marketing products utilizing the technology and believes that the unamortized cost of the technology can be recovered from product sales or sublicensing agreements, given the Company's current financial position, the Company's ability to execute its business plan and recover the carrying amount is uncertain. The Company has not made a provision in the accompanying financial statements for any loss which may result should the remaining cost of the technology license not be recovered.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The results of operations for the quarter and nine month period ended September 30, 1998 are not necessarily indicative of the Company's expected performance for any future period. Information contained herein is supplemental to the Company's annual report on Form 10-KSB for the year ended December 31, 1997 and the Company's Prospectus filed effective March 12, 1997.

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

The Company is a developer and marketer of contactless smart card systems ("Smart Card(s)") used primarily in electronic commerce. Generally the size of a credit card, Smart Cards are used in a number of consumer applications including (i) access to restricted areas (replacing keys and identification cards), (ii) public transportation fare collection (replacing bus tokens, taxi cab charge cards, airline or railway tickets and the like), (iii) point of sale purchases (replacing cash or credit cards at cafeterias, newsstands and related point of sale locations where speed of purchase is important), and (iv) miscellaneous small monetary transactions (replacing coins and cash at parking lots, in vending machines and public telephones, etc.). Smart Card technology is also used in industrial applications by attaching a "tag" containing the Smart Card technology to the manufactured product in order to track the product from the assembly line through quality control, warehousing, inventory control, distribution and warranty.

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

As reflected in the Company's Financial Statements, the Company has generated substantial operating losses since inception and has yet to generate substantial revenues to fund its operations. To date, the Company has completed a series of smaller scale projects; however, the Company has not yet completed a significant number of larger projects, and as a result, it is uncertain whether the Company will be able to successfully market and sell its Smart Card products in sufficient quantities and at sufficient prices and volumes to fund its operations. During 1997, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through licensing transactions and proceeds from the sale of its Common Stock. During the nine months ended September 30, 1998, the Company's operating revenues have been generated primarily from a licensing transaction.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES. Revenues decreased 69% to $21,202 for the three months ended September 30, 1998 ("Third Quarter 1998"), from $69,218 for the three months ended September 30, 1997 ("Third Quarter 1997"). Revenues for any calendar quarter may fluctuate widely depending of the timing of a product shipment, the stage of a project or the amount of licensing payments in a particular quarter.

Product Sales. Product sales decreased 89% to $6,202 for Third Quarter 1998, from $58,568 for Third Quarter 1997. To date, the Company has completed a series of projects, many of which are small scale "pilot" projects, but may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes six to twelve months or longer. Product sales in the Third quarter 1997 included approximately $7,000 of sales of product to Racom Japan ("RJ"), of which the Company owns 19.9%, as compared to no sales to RJ in the Third Quarter 1998.

License Revenues. License revenues in the Third Quarter 1997 represented $10,650 for the recognition of deferred revenues on a license from RJ for the manufacture and sale of FRAM based radio frequency products in Japan.

COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin decreased to (23)% in Third Quarter 1998, from (7)% for Third Quarter 1997.

Product Costs. The Company has not generated significant margin on product sales in part because of competition with Contacted Cards which typically are sold at a lower price than the Company's Smart Cards. Currently, production volumes of the Company's products may not be sufficient to cover manufacturing costs which are included in Cost of Revenues. Due to an increase in availability of FRAM memory chips resulting in lower component costs, and the use of EEPROM memory chips which are already available at lower component costs, the Company expects to be able to lower its prices while improving gross margin. In the Third Quarter 1998, the Company established a $22,000 reserve to state its inventory at net realizable value.

License revenues. In both periods presented, gross margin is primarily a result of license revenues which have no direct cost of revenues.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D decreased $31,237 from $272,675 in Third Quarter 1997 to $241,438 in Third Quarter 1998. The decrease is primarily due to the Company focusing on its internal engineering resources and not utilizing the services of contractors in new product development projects during Third Quarter 1998. During November 1997, a group of engineers responsible for a specific project left the Company upon completion of the project. Additional engineers with skills necessary to complete new product development were hired. In Third Quarter 1997, the Company incurred approximately $47,000 on outside engineering contractors for software and hardware development and on contract services to develop card packaging for its Smart Card products.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A expenses increased $117,470 from $279,567 in Third Quarter 1997 to $397,037 in Third Quarter 1998. The increase is primarily due to $45,000 severance costs to the former President and CEO, $30,000 for the current Chairman for his services as interim President and CEO, $43,000 for recruiting costs for the new President and CEO hired in August 1998, and $23,000 for a consultant who is assisting the Company in finding interim and longer term financing.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased $43,996 from $258,992 in Third Quarter 1997 to $214,996 in Third Quarter 1998. Travel expenses decreased approximately $10,000 between the Third Quarter periods. Third Quarter 1997 included costs of approximately $19,000 for printing of sales literature and $15,000 for outside consultants which were not incurred in Third Quarter 1998.

EQUITY IN LOSS OF JOINT VENTURE. The Company currently owns 19.9% of RJ. RJ was formed in 1993 for the purpose of marketing, distributing and supporting the Company's Smart Card products to be sold in Japan. The Company accounts for its investment on the cost method. In Third Quarter 1997, the Company owned 22.8% of RJ and accounted for its investment under the equity method, recognizing its proportionate share of RJ's losses.

AMORTIZATION EXPENSE. The Company's primary asset is a technology license related to the design and manufacture of its Smart card products. The asset is amortized over its estimated useful life on a straight line basis.

OTHER INCOME (EXPENSE). During Third Quarter 1998 and 1997, the Company earned $12,201 and $30,544, respectively, in interest income on its cash balances held primarily in a government obligations fund with an average maturity of less than 90 days.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES. Revenues increased 145% to $1,658,490 for the nine months ended September 30, 1998 ("Interim 1998"), from $677,867 for the nine months ended September 30, 1997 ("Interim 1997"). Revenues for any calendar quarter may fluctuate widely depending on the timing of a product shipment, the stage of a project or the amount of licensing payments in a particular quarter.

Product Sales. Product sales decreased 37% to $143,490 for Interim 1998, from $228,959 for Interim 1997. To date, the Company has completed a series of projects, many of which are small scale "pilot" projects, but may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes six to twelve months or longer. Product sales in Interim 1998 included approximately $44,000 of sales of product to RJ, of which the Company owns 19.9%, as compared to approximately $71,000 for Interim 1997.

License Revenues. License revenues increased 234% to $1,500,000 for Interim 1998, from $448,908 for Interim 1997. Interim 1997 included the recognition of deferred revenues on a license from RJ for the manufacture and sale of FRAM based radio frequency products in Japan of $238,242. In 1996, pursuant to the technology license discussed above, RJ entered into a custom product development project with Fujitsu, Ltd. under which the Company is entitled to 50% of all sublicense revenue earned by RJ. This sublicense resulted in the Company recording and receiving sublicense revenue of $210,666 during Interim 1997. The increase in license revenues reflects the execution of the licensing contract with Hitachi, Ltd. which closed in January 1998, and under which the Company received the first installment of the initial license fee payment in January 1998 and the final initial license fee payment in May 1998.

COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin increased to 94% in Interim 1998, from 53% for the same period in 1997.

Product Costs. The Company has not generated significant margin on product sales in part because of competition with Contacted Cards which typically are sold at a lower price than the Company's Smart Cards. Currently, production volumes of the Company's products may not be sufficient to cover manufacturing costs which are included in Cost of Revenues. Due to an increase in availability of FRAM memory chips resulting in lower component costs, and the use of EEPROM memory chips which are already available at lower component costs, the Company expects to be able to lower its prices while improving gross margin. In the Third Quarter 1998, the Company established a $22,000 reserve to state its inventory at net realizable value.

License revenues. In both periods presented, gross margin is primarily a result of license revenues which have no direct cost of revenues.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D decreased $104,431 from $829,936 in Interim 1997 to $725,505 in Interim 1998. The decrease is primarily due to changes in the personnel responsible for the product development. In November 1997, a group of engineers responsible for a specific project left the Company upon completion of the project. Additional engineers with skills necessary to complete new product development were hired. Overall, these changes resulted in a small increase in personnel expenses. Additionally, the changes resulted in the Company focusing on its internal engineering resources and not utilizing the services of contractors in new product development projects. During Interim 1997, the Company incurred approximately $152,000 on outside engineering contractors for software and hardware development and on contract services to develop card packaging for its Smart Card products.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A increased $262,236 from $753,303 in Interim 1997 to $1,015,539 in Interim 1998. Interim 1998 includes increasing expenditures approximating $30,000 relating to investor relations consulting, securities legal and Nasdaq filing expenses incurred after the Company's initial public offering ("IPO") which was completed on March 12, 1997. The Company also recognized approximately $17,000 of additional expense relating to the Directors and Officers Liability Insurance policy which was not effective until March, 1997, and was renewed in March 1998. Interim 1998 also includes an increase in consulting and office expenses of approximately $67,000 due to increased audit fees, mergers & acquisitions research consulting and legal consulting expenses. Interim 1998 also includes $45,000 in severance costs for the former President and CEO, $30,000 for the current Chairman for his services as interim President and CEO, $68,000 for recruiting costs for the new President and CEO hired in August 1998 and $23,000 for a consultant who is assisting the Company in finding interim and longer term financing.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased $66,765 from $748,345 in Interim 1997 to $681,580 in Interim 1998. Sales & Marketing expenses for the Interim 1997 included $32,000 in recruiting costs as well as expenses for sales literature and outside consultants which where not incurred in Interim 1998.

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

OTHER INCOME (EXPENSE). During Interim 1997, the Company incurred $58,396 in interest expense on various notes payable to Intag International Limited ("Intag") and Ramtron International Corporation ("Ramtron") and a group of lenders. The notes to Intag carried interest at 10% and the notes to Ramtron and the group of lenders carried interest at prime plus 2%. The notes and accrued interest were paid in 1997 upon completion of the Company's initial public offering. Other expenses during Interim 1997 included $29,000 withheld from the proceeds of the license revenue earned on the sublicense to Fujitsu for Japanese taxes and $22,000 in currency exchange losses.

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

The Company had cash and cash equivalents of $1,198,567 and $584,722 as of December 31, 1997 and September 30, 1998, respectively. During Interim 1998, the Company's primary source of cash was from the initial license fee payments received under the Hitachi license agreement, and the sale of 220,000 shares of common stock to a former employee upon the exercise of employee stock options at $1.00 per share. During the Third Quarter 1998, the Company generated losses of approximately $886,000 because the Company had no license revenues, minimal product sales and $893,000 of operating expenses.

Management of the Company intends to fund its remaining 1998 operations through cash on hand at September 30, 1998. The Company is in the process of identifying sources of short-term and longer term debt and equity financing. There can be no assurance that financing will be made available or that the financing will include terms acceptable to the Company. Subsequent to September 30, 1998, the Company began to reduce its administrative, sales and engineering costs, however; if the Company cannot increase revenues generating sufficient gross profit or obtain financing, the Company will have to curtail further its operations.

The Company must also maintain certain requirements in order to be listed on Nasdaq. These requirements include maintaining a specified level of net tangible assets, as defined, market capitalization or net income. Additionally, the Company must maintain a specified level of publicly traded shares, market value of the publicly traded shares, minimum bid price, number of market makers and shareholders. The minimum bid price of the Company's stock was listed below $1.00 for three consecutive days. The Company has received a delisting notification from Nasdaq and intends to discuss the notification with officials of Nasdaq. However, there can be no assurance that the Company's efforts will be successful or that the Company will be able to maintain its Nasdaq listing.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         A Special Meeting of Stockholders was held on September 15, 1998. The following proposals were approved by the stockholders.

         Proposal #1 - To increase the Company's authorized shares of common stock from 20,000,000 shares to 40,000,000 shares.

             For               Against        Withheld
             12,181,131        266,121        16,400

         Proposal #2 - To increase the number of shares reserved for issuance under the Company's 1993 Employee Stock Option Plan from 1,700,000 shares to 3,200,000 shares.

             For               Against        Withheld         Not Voted
             10,591,915        288,481        4,025            1, 579,231

ITEM 5.  OTHER INFORMATION
         ------------------

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
            ----------------------------------

    (a.)   Exhibits:

            Exhibit No.              Title
            -----------              ---------
             27            Financial Data Schedule

    (b)  Reports on Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Racom Systems, Inc.


/s/Arthur B. Rancis                               Date: November 16, 1998
-------------------
Arthur B. Rancis
President, Chief Executive Officer and
Chief Financial Officer


/s/ Margaret Von der Schmidt                      Date: November 16, 1998
-----------------------------
Margaret Von der Schmidt
Controller