Form 10KSB40
period 1998-12-31
RACOM SYSTEMS INC
filed 1999-04-15
CIK 919941

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  __________________
                                     FORM 10-KSB

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

            [X]      Annual report pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1998

            [ ]  Transition report pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                For the transition period from _________ to __________

                             Commission File No. 0-27646

                                 RACOM SYSTEMS, INC.
                                 --------------------
                (Exact name of registrant as specified in its charter)

                    DELAWARE                                84-1182875
                    --------                                ----------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                  organization                         Identification Number)


                     P.O. Box 3224, Boulder, Colorado  80307-3224
                     --------------------------------------------
                       (Address of principal executive offices)

                                    (303) 771-2077
                                    --------------
                 (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:  None

         Securities registered pursuant to Section 12(g) of the Exchange Act:

                             $.01 Par Value Common Stock
                            Common Stock Purchase Warrants
                            ------------------------------
                                   (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  XXX   No
             -----     -----

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ X ]

The registrant's revenues for its year ended December 31, 1998 were $1,747,203.

The aggregate market value of voting stock held by nonaffiliates of the registrant's common stock, as of March 30, 1999 was approximately $727,863 (based on the last sale price of such stock as reported by Nasdaq SmallCap Stock Market).

The number of shares outstanding of the registrant's common stock as of March 30, 1999 was 2,987,230.

DOCUMENTS INCORPORATED BY REFERENCE          None

                                 RACOM SYSTEMS, INC.

                                     FORM 10-KSB
                         FOR THE YEAR ENDED DECEMBER 31, 1998

                                        INDEX

PART I                                                                    PAGE
                                                                          ----

Item 1.   Business                                                          3
Item 2.   Properties                                                       13
Item 3.   Legal Proceedings                                                14
Item 4.   Submission of Matters to a Vote of Security Holders              14

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters         14
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        15
Item 7.   Financial Statements and Supplementary Data                      20
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              20

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                20
Item 10.  Executive Compensation                                           22
Item 11.  Security Ownership of Certain Beneficial Owners and Management   24
Item 12.  Certain Relationships and Related Transactions                   25
Item 13.  Exhibits and Reports on Form 8-K                                 26

SIGNATURES

Signatures                                                                 28

                                        PART I


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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations governing the Company's products and international trade, the ability of the Company to market successfully its products in an increasingly competitive worldwide market, changes in the Company's operating strategy, failure to consummate or successfully integrate product developments, the general economy of the United States and the specific global markets in which the Company competes, the availability of financing from internal and external sources and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

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

ITEM 1.  BUSINESS

GOING CONCERN

The Company has generated substantial operating losses since inception and has yet to generate sufficient revenues to fund its operations. To date, the Company has completed a series of pilot projects; however, the Company has not yet completed a significant number of substantial sales transactions to third parties at prices and volumes sufficient to fund its operations.
During 1998, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations through the sale of a non-exclusive sublicense of its technology and a capital contribution from a related party, which was received in consideration of the Company reconveying to the related party its rights to sublicense the ferroelectric technology to two additional licensees. In the fourth quarter of 1998, the Company reduced its administrative, sales and engineering costs through personnel reductions; however, the Company was not able to generate sufficient margins to fund its operations. In March 1999, the Company announced that it was unable to continue to fund operations and, as of March 31, 1999, most of its employees have been furloughed for an indefinite period of time. The Company will enter a period whereby its primary function will be to collect future royalties if and when receivable pursuant to the Company's existing Radio Frequency Identification ("RFID") technology licenses to three multinational semiconductor companies (See Note 5 to the Financial Statements). There can be no assurance that royalties will become due in the future.

The Company is in the process of identifying sources of debt or equity financing to fund its operations until royalty revenue is received or until a strategic merger partner is located. To date, no financing has been made available under terms acceptable to the Company. There can be no assurance that the Company will be successful in obtaining acceptable financing.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

OVERVIEW

The Company was incorporated in June 1991 and is a developer and marketer of contactless smart card systems ("Smart Card(s)" or "Smart Card System(s)"). Generally the size of a credit card, Smart Cards add the ability and intelligence to store and process information with a computer chip embedded inside the card. Smart Cards are used in a number of consumer applications including (i) access to restricted areas (replacing keys and identification cards), (ii) public transportation fare collection (replacing bus tokens, taxi cab charge cards, airline or railway tickets), (iii) point of sale purchases (replacing cash or supplementing credit cards at cafeterias, newsstands and related point of sale locations where speed of purchase is important), and (iv) miscellaneous small monetary transactions (replacing coins and cash at parking lots, in vending machines and public telephones and the like). Smart Card technology is also used in industrial applications such as attaching a "Smart Tag" containing the Smart Card technology to a manufactured product in order to track the product from the assembly line through quality control, warehousing, inventory control, distribution and warranty.

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

The Company sells its Smart Card Systems through Original Equipment Manufacturers ("OEM's"), a combination of joint ventures and strategic alliances and selective licensing and distributorship arrangements and agreements with independent sales representatives in foreign countries.

Since 1993, the Company has supplied Smart Card Systems to over 100 customers in cities throughout the world including Singapore, Macau, Hong Kong, Tokyo, Manchester, Paris, Milan, Los Angeles, Chicago and Denver. To date, the Company has completed a series of projects, many of which are small scale "pilot" projects, but may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer. Examples of the Company's Smart Card projects include the following:


USER (LOCATION)                                        DESCRIPTION OF INSTALLATION
_______________________________________________        _________________________________________
Chep Lap Kok International Airport--(Hong Kong)        access control, point of sale and payroll

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

ST Electronic & Engineering Limited-- (Singapore)      access control

UVM s.r.l. Ufficio Vendita Macchine--(Italy)           point of sale

Transmac Transportes Urbanos DeMacau, S.A.R.L.
("Transmac")--(Macau)                                  automatic fare collection

Tyco Printed Circuit Group--(United States)            factory automation


In 1997, the Company announced a third generation series of its advanced Smart Card products, the RX Series. The new RX Series of Smart Card Systems offers a level of security and flexibility in contactless operation that previously could only be achieved in contacted operation. The RX Series is designed to meet the needs of multi-application environments and is based on the ISO 14443 type B communications standard promoted by leading semiconductor OEM's. For example, they can support a healthcare database, electronic commerce, travel, loyalty and access control in one Smart Card, thereby reducing the quantity of plastic cards carried in a wallet.

In 1998, the Company began building a new generation of radio frequency ("RF") products, tools and services called Contactless Distributed Control ("CDC") which would allow users to store and retrieve information in a multitude of ways. The Company also began developing modular, internet-based solutions using its core ferroelectric memory ("FRAM") and RF technologies. The Company's CDC internet solutions would enable businesses to distribute, store and process data through web-enabled, object-oriented software tools and services.

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

There are two basic types of generic smart cards, memory cards and microprocessor cards, each of which can interface between the generic smart card and a terminal on a contacted or contactless basis. Memory cards are typically used to store and retrieve information only and do not have the capability of performing complex processing of information. Microprocessor cards are true "smart" cards in that they contain a central processing unit within a chip which can perform a number of functions, including complex arithmetic operations required for security. Most of the generic smart cards sold are memory cards with contacted interfaces requiring alignment and insertion of the generic smart card into a terminal to complete an electrical circuit with the metal contacts on the surface of the card. While contacted generic smart cards have found broad use in high volume, cost sensitive applications, such as pay phone systems which use contacted generic smart cards, they are expensive to maintain, less reliable and may be considered too slow for applications such as transportation. To address the perceived shortcomings of the contacted generic smart card, a contactless generic smart card was first developed and introduced in the early 1990's.

Generic smart card products and markets have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products. As is typical in a new and rapidly evolving industry, demand and market acceptance for new products are subject to a high level of uncertainty.
There is no assurance that the Company's products will become widely accepted. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products, tools and services do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

PRODUCT DEVELOPMENT

The Company believes its technology provides distinct advantages over known competing Smart Card Systems including: (i) higher speed making possible real-time processing; (ii) lower power consumption with no battery requirements; and (iii) reliability with a virtually unlimited card life. The Company continues to demonstrate its abilities in the fields of radio frequency ("RF") analog and digital circuit design. The RX Series of Smart Cards developed by the Company offers a level of security and flexibility in contactless operation that could only previously be achieved in contacted operation.

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

The Company incurred R&D expenses of approximately $1,025,000 in 1998 and $1,234,000 in 1997. Generally, the costs of R&D activities are borne by the Company.

MARKETING

In late 1997, the Company recognized that a strategy of acting as the prime contractor for Smart Card projects was not feasible due to the cost and risk associated with these projects. Other direct sales efforts targeted at smaller industrial installations, while successful, have also proven to be costly in terms of the technical support required to sustain the installation. The Company therefore re-focused its efforts on developing an OEM sales channel for the North American market. The Company believed that by developing relationships with properly selected and trained OEMs, it could maximize revenue and improve margins.

Two customers (Transmac and WHC Electronic Vertrieb) each accounted for 10% or more of the Company's non-related party net product sales for the year ended December 31, 1998, and four customers (Echelon Industries, Inc., Honeywell, Inc., Login BV, and Tyco Printed Circuit Group, Inc.) each accounted for 10% or more of the Company's non-related party net product sales for the year ended December 31, 1997. Net product sales to related parties for both 1998 and 1997 consisted primarily of sales to Racom Japan.

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

The Company purchases a wide variety of electrical and mechanical components as well as sub-assemblies for integration into the Company's Smart Card Systems. With two notable exceptions, most materials are available from several supply sources. The FRAM chips used in the Company's Smart Cards and Tags are supplied by two sources, Ramtron International Corporation ("Ramtron") located in Colorado Springs, Colorado, and Rohm located in Kyoto, Japan. Ramtron and Rohm own 36.3% and 3.8%, respectively, of the Company's Common Stock. The Company is dependent on maintaining at least one reliable source of supply for its FRAM chips and its business would be materially adversely affected if no such source were available. Currently, all of the Company's terminals include a component manufactured by only one United States company, Microchip Technology. If necessary, the Company could redesign its terminals to use a similar component available from other semiconductor manufacturers, although such a redesign would be time-consuming and expensive and may adversely affect the Company's operations.

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

                            RISK FACTORS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE MAKING AN INVESTMENT DECISION WITH REGARD TO THE COMPANY'S COMMON STOCK. INFORMATION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. SEE, E.G., "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 1. BUSINESS." NO ASSURANCE CAN BE GIVEN THAT THE FUTURE RESULTS COVERED BY THE FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED. THE FOLLOWING MATTERS CONSTITUTE CAUTIONARY

STATEMENTS IDENTIFYING IMPORTANT FACTORS WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS. OTHER FACTORS COULD ALSO CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS.

TERMINATION OF OPERATIONS, NO ASSURANCE OF CONTINUING AS A GOING CONCERN. In March 1999, the Company announced that it is unable to continue to fund its operations and, as of March 31, 1999, most of its employees have been furloughed for an indefinite period of time. The Company will enter a period whereby its primary function will be to collect future royalties if and when receivable pursuant to the Company's existing Radio Frequency Identification ("RFID") technology licenses to three multinational semiconductor companies. There can be no assurance that royalties will become due in the future. The Company is in the process of identifying sources of financing to fund its operations until royalty revenue is received or until a strategic merger partner is located. To date, no financing has been made available under terms acceptable to the Company. There can be no assurance that the Company will be successful in obtaining acceptable financing. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

LIMITED OPERATING HISTORY AND LIMITED REVENUES; LOSSES AND INDEPENDENT PUBLIC ACCOUNTANTS GOING CONCERN OPINION. The Company began operations in June 1991 and has a limited operating history upon which potential investors may base an evaluation of its performance. Since inception, the Company has focused its efforts and resources on developing its technology and on identifying products and applications for introduction into the market. The Company has only recently begun generating revenues from its operations and therefore the Company has historically incurred significant operating losses and cash flow deficits. For the years ended December 31, 1998 and 1997, the Company had revenues of $1,747,203 and $902,280, respectively, and net losses of $3,212,384 and $3,702,581, respectively. Moreover, at December 31, 1998, the Company had working capital of $131,018 and had an accumulated deficit of $17,068,617. The Report of Independent Public Accountants covering the Company's December 31, 1998 financial statements, included elsewhere in this Report, contains an explanatory paragraph about the Company's ability to continue as a going concern. See "Item 7. Financial Statements."

POSSIBLE DELISTING FROM THE NASDAQ SMALLCAP STOCK MARKET. The Company must maintain certain requirements to remain listed on the Nasdaq SmallCap Stock
Market ("Nasdaq").   These requirements include maintaining a specified level
of net tangible assets, as defined, market capitalization or net income. Additionally, the Company must maintain a specified level of publicly traded shares, market value of the publicly traded shares, minimum bid price, number of market makers and shareholders. In October 1998, the Company received notification from Nasdaq regarding the continued listing of its stock because the Company's common stock failed to maintain a closing bid price greater than or equal to $1.00. The Company attended a hearing with Nasdaq officials on March 5, 1999. The Company demonstrated compliance with the minimum bid price since the Company effected a reverse stock split on March 1, 1999 until April 1, 1999 when the stock price once again fell below $1.00 per share.
The Company has not yet received a response from Nasdaq concerning its listing.

On March 8, 1999, the Company received another notification from Nasdaq regarding its continued listing because the Company has failed to maintain the minimum required market value of the public float of $1,000,000. The Company has until June 8, 1999 to demonstrate compliance with this requirement.

There can be no assurance that the Company's efforts to maintain its Nasdaq listing will be successful or that a delisting will not adversely effect its efforts to obtain financing.

DEVELOPING MARKET; UNPROVEN MARKET FOR THE COMPANY'S SMART CARD PRODUCTS. Smart Card products and markets have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products. As is typical in a new and rapidly evolving industry, demand and market acceptance for new products are subject to a high level of uncertainty. There can be no assurance that the Smart Cards designed by the Company will become widely accepted. Because the market for the Company's Smart Cards is new and evolving, it is also difficult to predict with any assurance the future growth rate, if any, and size of the market. If a market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's Smart Cards or other products, tool and services do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected. See "Item 1. Business."

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

DEPENDENCE UPON QUALIFIED PERSONNEL. The Company's operations depend in part upon its ability to retain and hire qualified personnel. In March 1999, the Company announced that it is unable to continue funding its operations and, as of March 31, 1999, all of its employees have been furloughed for an indefinite period of time. There can be no assurance that, if the Company does obtain financing, that the employees would be available to return to work for the Company or that similarly qualified personnel could be hired. This loss of employees could also have a material adverse effect upon the Company's ability to locate a strategic merger partner.

CONTROL BY PRINCIPAL STOCKHOLDERS; AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK; PREVENTION OF CHANGES IN CONTROL. At March 31, 1999, Ramtron and Intag International Limited ("Intag") together own approximately 77.0% of the issued and outstanding shares of common stock and continues to elect all of the Company's directors and control the affairs of the Company. The Company's Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, under the Certificate of Incorporation, the Board of Directors may, without shareholder approval, issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights which could adversely affect the voting power or other rights of the holders of the common stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and could further be used by the Board of Directors as a device to prevent a change in control of the Company. The Company has not issued any of the preferred shares to date and has no plans to issue preferred shares. The Company has no other anti-takeover provisions in its Certificate of Incorporation or Bylaws. Holders of the preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights.

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

SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of common stock in the open market or the availability of such shares for sale could adversely affect the market price of the securities. As of March 31, 1999, options to purchase 243,482 shares of common stock under the 1993 Employee Stock Plan may be purchased and sold in the open market without restriction or further registration under the 1933 Act. An additional 2,472,174 shares of common stock and warrants to purchase 160,714 shares of common stock are "restricted securities" as that term is defined under Rule 144 of the 1933 Act, all of which are currently eligible for resale.

LIMITATIONS ON LIABILITY OF DIRECTORS. The Company's Certificate of Incorporation substantially limits the liability of the Company's directors to the Company and its stockholders for breach of fiduciary or other duties to the Company.

ITEM 2.  PROPERTIES

The Company's headquarters are located in an 8,800 square foot leased facility in Greenwood Village, Colorado, a suburb of Denver, Colorado. The Company is renting the space on a month-to-month basis. The Company has no rights of first refusal or purchase options under the lease. The base rental may be increased during the term of the lease to reflect the Company's share of any increases in specified operating expenses for the facility, such as real estate taxes, insurance, utilities and the like. As of March 31, 1999, the Company has furloughed most of its employees for an indefinite period of time and, accordingly, has closed its facility.

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


                                             HIGH           LOW
                                             ----           ---
1997
----
First Quarter (beginning March 13, 1997)     19.69          11.81
Second Quarter                               15.75           7.88
Third Quarter                                12.94           6.89
Fourth Quarter                               13.50           4.78

1998
----
First Quarter                                10.13           5.63
Second Quarter                                7.88           5.48
Third Quarter                                 5.63           2.46
Fourth Quarter                                4.50           1.13


On March 1, 1999, the Company effected a reverse stock split of the Company's common stock on the basis of one share for each four and one-half shares.
The number of shares of common stock, per share data and warrant and stock option amounts presented in this Annual Report on Form 10-K have been adjusted to reflect the impact of the stock split for all periods presented.

As of March 30, 1999, the last reported sale price of the Company's common stock was $1.00 per share. As of March 1, 1999, there were 39 holders of record of the Company's common stock. The Company estimates that the total number of holders of the Company's common stock is approximately 1,300.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES. Total revenues increased 93.6% from $902,000 in 1997 to $1,747,000 in 1998. Product sales declined 34% from $305,000 in 1997 to $202,000 in 1998. Sales of products fluctuate based on the timing of the product shipment or the stage of the project. Many of the Company's product sales are for small scale discrete pilot projects which have the potential for implementation on a larger scale. Several of these projects were completed during 1997 with no additional sales to those customers during 1998. During 1998, the Company completed a custom development project to develop firmware for a semiconductor company and recorded revenues of $45,000. License revenues in 1998 reflect the signing of a license agreement with Hitachi in January 1998 (see Note 5 to the financial statements).

COST OF REVENUES AND GROSS MARGIN. Gross margin increased from 40.0% in 1997 to 82% in 1998 primarily due to $1,500,000 in license revenues in 1998 which have no associated direct costs. In 1998, the cost of revenue also includes a reserve of $199,615 to write down the inventory balances to net realizable value.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D decreased $209,000 or 17% from $1,234,000 in 1997 to $1,025,000 in 1998. In 1997, the Company spent over $200,000 on development of the RX series of products, including outside engineering services for software and hardware development and contractors to develop card packaging for its Smart Card products. These costs were not recurring in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A increased $342,000 or 31.9% from $1,070,000 in 1997 to $1,412,000 in 1998. In 1998, the Company incurred expenses of $45,000 in severance costs for the former President and CEO, $30,000 for the current Chairman for his consulting services to the Company, $105,000 for recruiting costs for the new President and CEO hired in August 1998 and $66,000 for a consultant who is assisting the Company in locating financing. In 1998, the Company established a reserve for uncollectible accounts of $42,000 and incurred additional expenditures relating to investor relations consulting, legal and Directors and Officers liability insurance that were incurred after the Company's initial public offering in March 1997.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased $317,000 or 31.3% from $1,014,000 to $697,000 in 1998, primarily due to a reduction of personnel and the associated office, travel and literature expenses.

RACOM JAPAN ("RJ"). The Company currently owns 19.9% of Racom Japan, which was formed in 1993 for the purpose of marketing, distributing and supporting the Company's products to be sold in Japan. In 1998, the Company accounted for its investment in Racom Japan on the cost method. In 1997, the Company owned more than 20% of Racom Japan and accounted for the investment on the equity method, thus recording the Company's share of Racom Japan's losses. In December 1997, the Company determined that the carrying value of its investment in Racom Japan was impaired and accordingly wrote off its remaining investment. The Company has no future requirement to provide funding to or on behalf of RJ.

AMORTIZATION AND LOSS ON IMPAIRMENT OF TECHNOLOGY LICENSE. The Company's primary asset is a technology license related to the design and manufacture of its products which was amortized on a straight-line basis over the remaining lives of the patents protecting the licensed technology. In

December 1998, the Company determined that its investment in the technology license was impaired because of its inability to continue to fund operations and accordingly wrote off its remaining investment.

OTHER INCOME (EXPENSE). During 1997, the Company incurred interest expense of $43,000 related to bridge loan financing completed in 1996 and $17,000 on notes payable to Ramtron and Intag, the Company's principal stockholders. This debt was repaid from the proceeds of the Company's initial public offering in March 1997. Interest expense for 1997 also includes $97,000 related to the amortization of debt issuance costs associated with the bridge loan financing. The decrease in interest income in 1998 is directly related to a decrease in the Company's average cash balance.

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

Product Costs. The Company has not generated any margin on product sales in part because of competition with Contacted Cards which typically are sold at a lower price than the Company's Smart Cards. Currently, production volumes of the Company's products are not sufficient to cover manufacturing costs which are included in Cost of Revenues. Due to an increase in availability of FRAM chips resulting in lower component costs, and the use of EEPROM chips which are already available at lower component costs, the Company expected to be able to lower its prices while improving gross margin in 1998. The Company anticipated that cost efficiencies would allow the Company to compete more effectively with Contacted Card products and to build sales volume for its Smart Cards. In addition to ordinary product costs, 1997 cost of revenues includes a write down of existing inventory of approximately $121,000 related to a revaluation to market value for a specific component part.

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

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D increased 144.2% to $1,234,096 in 1997 from $505,266 in 1996. R&D efforts relating to the Company's Smart Card Systems expanded from 1996 through 1997. During 1997, the Company incurred approximately $250,000 for development of the Company's RX Series products, not including personnel costs associated with the RX Series product development. 1997 expenses also include a $63,000 increase in wages and benefits due to the hiring of two additional engineers. During 1996, the Company incurred expenses related to a joint development project with Bull CP8. Engineering personnel resources and development costs totaling $388,158 were directly related to the project and are included in cost of revenues for 1996.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A increased 28.4% to $1,070,404 for 1997 from $833,879 for 1996. This increase was primarily attributable to expenses incurred to comply with the reporting obligations imposed on the Company as a public entity, including approximately $40,000 for Investor Relations expenses, approximately $5,000 for securities legal expenses, and approximately $85,000 for D&O and Officer's life insurance premiums. Travel expenses increased approximately $22,000 due to the travel required to attend investor conferences. Wages and benefits attributable to G&A increased approximately $52,000 due to the hiring of a management information systems specialist and salary increases for five other employees.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 16.7% to $1,014,484 in 1997 from $869,401 in 1996. This increase was due to the hiring of the Vice President of Business Development and the Vice President of Business Solutions in June 1996, and a product manager in February 1997. Wages and benefits for these three individuals resulted in an increase in expenses for 1997 of approximately $230,000 over 1996 expenses. Recruiting fees for the product manager resulted in an increase of expenses of $20,000. The Vice President of Sales and Marketing left the Company in December 1996, resulting in a corresponding decrease in expenses of approximately $140,000.

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

                   LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES. The Company has generated substantial operating losses since inception and has yet to generate sufficient revenues to fund its operations. To date, the Company has completed a series of pilot projects; however, the Company has not yet completed a significant number of substantial sales transactions to third parties at prices and volumes sufficient to fund its operations. During 1998, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations through the sale of a non-exclusive sublicense of its technology and a capital contribution from a related party, which was received in consideration of the Company reconveying to the related party its rights to sublicense the ferroelectric technology to two additional licensees. In the fourth quarter of 1998, the Company reduced its administrative, sales and engineering costs through personnel reductions; however, the Company was not able to generate sufficient margins to fund its operations. In March 1999, the Company announced that it was unable to continue to fund its operations and, as of March 31, 1999, most of its employees have been furloughed for an indefinite period of time. The Company will enter a period whereby its primary function will be to collect future royalties if and when receivable pursuant to the Company's existing Radio Frequency Identification ("RFID") technology licenses to three multinational semiconductor companies. There can be no assurance that royalties will become due in the future.

The Company is in the process of identifying sources of debt or equity financing to fund its operations until royalty revenue is received or until a strategic merger partner is located. To date, no financing has been made available under terms acceptable to the Company. There can be no assurance that the Company will be successful in obtaining acceptable financing.

These factors, among, others, raise substantial doubt about the ability of the Company to continue as a going concern. The carrying value of the Company's assets have been adjusted to reflect the Company's estimates of net realizable value at December 31, 1998. The financial statements do not include any adjustments relating to the carrying amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

NASDAQ LISTING. The Company must maintain certain requirements to remain listed on Nasdaq. These requirements include maintaining a specified level of net tangible worth, as defined, market capitalization or net income. Additionally, the Company must maintain a specified level of publicly traded shares, market value of the publicly traded shares, minimum bid price, number of market makers and shareholders. In October 1998, the Company received notification from Nasdaq regarding the continued listing of its stock because the Company's common stock failed to maintain a closing bid price greater than or equal to $1.00. The Company attended a hearing with Nasdaq officials on March 5, 1999. The Company has demonstrated compliance with the minimum bid price since the Company effected a reverse stock split on March 1, 1999 until April 1, 1999 when the stock price once again fell below $1.00 per share. The Company has not yet received a response from Nasdaq concerning its listing.

On March 8, 1999, the Company received another notification from Nasdaq regarding its continued listing because the Company has failed to maintain the minimum required market value of the public float of $1,000,000. The Company has until June 8, 1999 to demonstrate compliance with this requirement.

There can be no assurance that the Company's efforts to maintain its Nasdaq listing will be successful or that a delisting will not adversely effect its efforts to obtain financing.

YEAR 2000 DISCLOSURE

The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company has completed an internal study to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. The results of the internal study indicate that its products are not affected by the Year 2000 issue. As of March 31, 1999, the major system utilized by the Company is its personal computer accounting system. The Company does not believe that the Year 2000 issue will have a material effect on this system.

The Company believes that there is a greater risk that its vendors and customers will be affected by the Year 2000 issue. The Company is currently unable to assess, and may be unable to accurately determine, the magnitude of any Year 2000 problems that may reside in the computer and information systems of its vendors and customers, or the impact that any such problems could have on the products and services provided by the Company to such customers. The Company believes, based upon the progress to date, that its suppliers and customers are either Year 2000 compliant, or are themselves in an assessment phase. However, there can be no assurance that all such problems will be resolved. The occurrence of Year 2000 related failures in the computer and information systems of any of the Company's significant customers or vendors could have a material adverse effect on the business, results of operations and financial position of the Company.

DISCLOSURES REGARDING MARKET RISK

Market risk represents the risk of loss that may impact the Company's financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates.

The Company has exposure to interest rate risk regarding its cash and cash equivalents and capital lease obligation. Cash and cash equivalents are invested in highly-liquid instruments and the interest rate on the capital lease approximates current interest rates. There should not be a material effect on the Company's future earnings, fair values or cash flows if interest rates change in the near future.

The Company owns 19.9% of Racom Japan. Changes in the Japanese to U.S. dollar exchange rate may positively or negatively affect the fair value of the Company's investment in RJ. However, because the Company carries its investment in RJ at zero and has no obligation to provide future funding to or on behalf of RJ, changes in the Japanese to U.S. dollar exchange rate will not have a significant affect on the Company's financial position, future earnings or cash flows.

FOURTH QUARTER ADJUSTMENTS

In March 1999, the Company determined that it was unable to continue to fund operations and it will enter a period whereby its primary function will be to collect future royalties if and when receivable. The Company reviewed its assets to determine whether their carrying values were recoverable from future cash flows. The Company recorded the following adjustments to the carrying value of assets in the fourth quarter of 1998:


     Loss on impairment of technology license (Note 4)      $1,399,816
     Depreciation of fixed assets (Note 3)                     115,000
     Provision for uncollectible accounts                        9,504
     Provision for inventories                                 177,615
                                                            ----------
               Total                                        $1,701,935


Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between the assumptions and actual market conditions and/or the Company's performance could have a material effect on the Company's financial position and results of operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements, which are included in this report on pages F-1 through F-21, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any accounting or financial disclosure matters during the applicable period.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding executive officers and directors of the Company as of March 15, 1999 is set forth below:

MARK DAVISON (Director of the Company since May 1996 ) has been a director of Intag International Limited, a principal stockholder of the Company, since July 1992. In December 1991, Mr. Davison founded the AusAsean Group, which provides investment banking, development and venture capital funds management. Mr. Davison is also a director of BRL Hardy Limited, Intag International Limited and other Australian public and private companies. Mr. Davison is an investment banker. He is 49.

CHAS YAP HOCK ENG (Director of the Company since October 1997) is currently, and has been for seven years, the Technology Development Director of IRIS Technologies Sdn. Bhd. in Kuala Lumpur, Malaysia. As Technology Development Director, his principal responsibilities include developing smart card technology, integrating disparate technologies to result in security solutions and to enhance contact and contactless smart card technology enabling technologies in the area of biometrics. Mr. Yap also serves on the Board of Directors of TL Technology Research (Malaysia, Hong Kong and the United Kingdom), Power Metric Consultants (Malaysia), Summit Technology Ltd. (Hong Kong) and MCS Ltd. (United Kingdom). Prior to his position at IRIS, Mr. Yap founded three companies in the United Kingdom, including MCS, Ltd., Supply Technology Ltd. and Peripherals Connection Ltd., which specialized in the import, assembly and sale of personal computers and associated peripherals. He is 53.

JOHN A. HINDS (Director of the Company since December 1997, Chairman of the Board of Directors since April 1998) has provided consulting services to various domestic and international business, cultural, and educational organizations. Mr. Hinds served as the Company's Acting President and CEO in July 1998. Mr. Hinds, an executive vice president of VeriFone, Inc. until July 1996, was responsible for all field operations worldwide, including engineering, marketing, and sales for products in the United States and in more than 80 countries internationally. He joined VeriFone in March 1993 from AT&T, where he served as senior vice president, international of the parent company and president of AT&T International. Prior to AT&T, Mr. Hinds spent 11 years with the General Electric company in a variety of management positions. Mr. Hinds was also president of the Geneva-based International Organization for Standardization for the 1992-1994 term and he is a director of Salu, Inc. He is 62.

ARTHUR B. RANCIS (President, Chief Executive Officer, Chief Financial Officer and Director since August 1998) is a former vice president of Samsung Electronics of America, responsible for its Product Innovation Laboratory. While at Sony Electronics Inc., Mr. Rancis held a variety of executive management positions including that of Vice President of Business Development and Technology Coordination where he was responsible for implementing the company's integrated information strategy into Sony's product divisions. Mr. Rancis also held various positions in corporate marketing, international sales, product management and engineering with Masstor Systems Corporation, Storage Technology Corporation and Tektronix Corporation, respectively. He is 44.

RICHARD L. MOHR (Director of the Company since January 1999) has been the Executive Vice President and Chief Financial Officer of Ramtron International Corporation ("Ramtron"), a principal stockholder of the Company since 1995. He previously served as Controller (1991-1994) and as Vice President and Controller (1994-1995) of Ramtron. He is 39.

ROGER BERTMAN (Director of the Company since July 1998) was the Vice President, Corporate Development for Verifone, Inc. from 1992 to 1998 where he was responsible for identifying, developing and implementing new opportunities through investments, acquisitions and strategic alliances. From 1989 until 1991, Mr. Bertman was a marketing executive for Ungermann-Bass. He is 55.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934:
Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Securities and Exchange Commission ("SEC") thereunder, require the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock, as well as affiliates of such persons, to file reports or ownership and changes in ownership of the Company's stock with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and persons owning more than ten percent of the Company's stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file.

Based solely upon a review of the copies of such reports, the Company believes that during the year ended December 31, 1998, its executive officers, directors and persons owning more than ten percent of the Company's stock complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table summarizes the compensation paid or accrued during the three fiscal years ended December 31, 1998, to those individuals who served as the Company's Chief Executive Officer. There were no executive officers of the Company during 1998 whose compensation exceeded $100,000.

                              SUMMARY COMPENSATION TABLE



                                                                                          LONG-TERM
                                                                                        COMPENSATION
                                                                                            AWARDS
                                                                                        -------------
                                                  ANNUAL COMPENSATION ($)                 SECURITIES
                                -----------------------------------------------------     UNDERLYING
          NAME AND                                                    OTHER ANNUAL         OPTIONS/         ALL OTHER
     PRINCIPAL POSITION           YEAR       SALARY       BONUS       COMPENSATION        SAR'S (3)      COMPENSATION ($)
-----------------------------   --------   ----------   ---------   -----------------   -------------   -------------------
Arthur B. Rancis                 1998       $70,833        --          --                  133,333           30,000 (1)
President, Chief Executive       1997            --        --          --                   --                 --
Officer and Chief Financial      1996            --        --          --                   --                 --
Officer

Richard L. Horton                1998      $100,528        --          --                   --               45,000 (2)
Former President, Chief          1997      $180,000        --          17,877              122,222             --
Executive Officer and Chief      1996      $179,122        --          --                   --                 --
Financial Officer


(1) Mr. Rancis received a sign-on bonus upon employment with the Company in August 1998.
(2) Mr. Horton received severance upon his resignation from the Company effective June 30, 1998.
(3) Options include limited Stock Appreciation Rights which may be exercised within 90 days of a change of control as defined in the 1993 Employee Stock Plan.


STOCK OPTION PLAN. The Company maintains the 1993 Employee Stock Plan (the "Plan") to attract and retain key executive personnel and advisors, and to encourage their continued employment with and service to the Company.

The following table sets forth the information regarding (1) the number of shares of the Company's common stock underlying stock options granted during 1998 to each named executive officer, (2) the percent the grants represent to total options granted to all employees and consultants during the fiscal year, (3) the per share exercise price of the options and (4) the expiration dates of the options.

                                     OPTION GRANTS IN 1998

                                    Number of     % of Total
                                   Securities       Options
                                   Underlying     Granted to      Exercise
                                     Options      Employees       Price Per
               Name                Granted (#)     in 1998       Share ($/sh)     Expiration Date
------------------------------   --------------  -------------  --------------  -------------------
Arthur B. Rancis                   133,333 (1)       44.0%          $4.50            July 13, 2003



(1) These options vest in equal amounts annually over a four-year period beginning July 1999.


AGGREGATED OPTION EXERCISES IN 1998 AND YEAR END VALUES. During 1998, no stock options were exercised by executive officers. The following table sets forth information as of December 31, 1998 with respect to the number of shares covered by options by each executive officer named in the Summary Compensation Table.

                                AGGREGATED OPTION EXERCISES IN LAST YEAR
                                      AND YEAR END OPTION VALUES

                                      Number of Securities            Value of Unexercised
                                     Underlying Unexercised           In-The-Money Options
                                      Options at 12/31/98                  at 12/31/98
                                 -----------------------------  -----------------------------------
               Name                Exercisable    Unexercisable  Exercisable       Unexercisable
------------------------------   --------------  -------------  --------------  -------------------
Arthur B. Rancis                        --           133,333          --                  --

Richard L. Horton                       122,222      --               --                  --



DIRECTOR COMPENSATION. The Company's independent directors do not receive compensation for Board meetings but are reimbursed for out-of-pocket expenses incurred therewith. Independent directors are granted stock options from time to time for services to the Company.

In 1998, the Company paid or accrued $31,350 payable to Mr. John Hinds, Chairman of the Board of Directors, for consulting services to the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the holdings of common stock by each person who, as of March 15, 1999, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's common stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record.



Name                                                        Beneficially Owned (1)          Percent of Class
----------------------------------------------------        ----------------------        ----------------------
Intag International Limited (2)                                        1,264,178                    41.3%
52 Phillip Street
Sydney NSW Australia

Ramtron International Corporation (3)                                  1,122,546                    36.9%
1850 Ramtron Drive
Colorado Springs, Colorado

John A. Hinds (4)                                                         32,593                     1.1%
Mark R. Davison (5)                                                       10,000                      (8)
Chas Yap Hock Eng (6)                                                      5,556                      (8)
Roger Bertman (7)                                                         13,778                      (8)
Arthur B. Rancis                                                              --                      (8)
Richard L. Mohr                                                               --                      (8)
All officers and directors as a group (6 persons)                         61,927


_______________________________

(1) Beneficial ownership as reported in the table has been determined in accordance with applicable federal regulations and includes (a) shares of the Company's common stock as to which a person possess sole or shared voting and/or investment power and (b) shares of the Company's common stock which may be acquired within sixty days upon the exercise of outstanding stock options and warrants.

(2)  Includes 71,504 common stock purchase warrants.

(3)  Includes 55,878 common stock purchase warrants.

(4) Includes 2,223 shares and options to purchase 30,371 shares of common stock.

(5) Includes options to purchase 10,000 shares of common stock. Does not include 1,192,674 shares or 71,504 common stock purchase warrants held by Intag International Limited, a publicly-held Australian company for which Mr. Davison serves as a director.

(6)  Includes 5,556 options to purchase shares of common stock.

(7) Includes 1,556 shares and 12,223 options to purchase shares of common stock.

(8)  Less than 1% of class.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As consideration for Intag advancing a working capital facility in June 1994, the Company granted Intag 44,444 warrants to purchase the Company's common stock at an exercise price of $11.25 per share, which vested immediately and are exercisable over a five-year term. The Company determined that these warrants had a nominal value at the date of issuance. As of December 31, 1998, none of the warrants have been exercised.

In October 1996, the Company issued 27,060 and 55,878 warrants to purchase the Company's common stock at an exercise price of $11.25 per share to Intag and Ramtron, respectively. The warrants were approved in consideration of approximately $933,000 of short-term loans made to the Company in 1995 and 1996 from Ramtron and Intag and deferred payment terms on product purchases from Ramtron made to the Company, which were repaid with proceeds from the Company's IPO. The warrants, which vested immediately, are exercisable for a period of five years after the date of issuance. The Company determined that these warrants had a nominal value at the date of issuance. As of December 31, 1998, none of the warrants have been exercised.

During 1997, the Company issued 35,556 common shares to Intag for consideration previously received related to amendments to the Technology License and Supply Agreements

On April 15, 1997, the Company signed an agreement (the "Tripartite Agreement") with Ramtron and Intag to significantly increase the availability of Ramtron's FRAM technology for use in RFID markets and applications. The Tripartite Agreement replaced all existing licensing and supply agreements between the related parties. Under the Tripartite Agreement, the Company retained the rights to sublicense Ramtron's ferroelectric technology for use in ferroelectric RFID products to no more than five (5) parties pursuant to Ramtron's approval. As of December 31, 1998, the Company has sublicensed the technology to three companies. Ramtron has agreed to coordinate its own licensing of FRAM technology, including the licensing of FRAM technology for use in RFID applications with the Company, until such time as the Company completes its five sublicensing agreements. The parties to the Tripartite Agreement have agreed to share, with certain limitations, future licensing and royalty revenues associated with such ferroelectric licensing activities.
 In addition, Ramtron granted the Company the right to purchase certain agreed upon percentages of its FRAM product manufacturing capacity. As of December 31, 1998, the Company had not received or paid any royalties under the Tripartite Agreement as there were no sales of product through December 31, 1998. The Tripartite Agreement remains effective until expiration of the last of Ramtron's patents. For the years ended December 31, 1998 and 1997, the Company made purchases from Ramtron of approximately $72,000 and $34,000, respectively.

On December 11, 1998, the Company, Ramtron and Intag signed an amendment to the Tripartite Agreement, whereby, the Company reconveyed to Ramtron its rights to sublicense the ferroelectric technology to two additional sublicensees. In consideration for this and other amendments, Ramtron paid the Company $350,000 which was recorded as an increase in the Company's paid-in capital. If Ramtron sells the remaining two sublicenses, the Company will receive 50% of the license fees paid to Ramtron less $350,000.

The Company believes the terms of the above transactions were fair, reasonable and consistent with terms that could be obtained from nonaffiliated third parties. Any future transactions with affiliates of the Company will be approved by the disinterested members of the Company's Board of Directors.

During 1998, the Company paid or accrued $31,350 to Mr. John Hinds, Chairman of the Board of Directors, for consulting services to the Company.

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

     10.10     Assignment and Security Agreement (Intag) (1)

     10.11     Technology License Agreement (Ramtron) (1)

     10.12     Amendment to Technology License Agreement (Ramtron) (1)

     10.13     Second Amendment to Technology License Agreement (Ramtron) (1)

     10.14 Tripartite Technology Agreement entered into April 15, 1997 between Racom Systems, Inc., Ramtron International Corporation and Intag International Limited (3)

     10.15 Amendment No. 3 RF/ID Products to High-Density FRAM Cooperation Agreement between Racom Systems, Inc., Ramtron International Corporation and Hitachi, Ltd. (4)

     27.01     Financial Data Schedule (filed herewith)

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


(b).   REPORTS ON FORM 8-K.

     None

                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Greenwood Village, Colorado on April 7, 1999.

                         RACOM SYSTEMS, INC., a Delaware corporation


                         By: /s/ Arthur B. Rancis
                         ------------------------
                         Arthur B. Rancis
                         Chief Executive Officer, President, Chief Financial Officer and Director (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on the dates indicated.



     SIGNATURE                                 TITLE                                DATE
     ---------                                 -----                                ----
/s/ John A. Hinds
------------------------------
John A. Hinds                      Chairman of the Board of Directors           April 14, 1999


/s/ Arthur B. Rancis               President, Chief Executive Officer and
------------------------------     Chief Financial Officer and Director         April 7, 1999
Arthur B. Rancis


------------------------------     Director                                     April__, 1999
Mark R. Davison


/s/ Chas Yap Hock Eng              Director                                     April 12, 1999
------------------------------
Chas Yap Hock Eng


/s/ Roger Bertman                  Director                                     April 12, 1999
------------------------------
Roger Bertman

/s/ Richard L. Mohr
------------------------------     Director                                     April 14, 1999
Richard L. Mohr


                                 RACOM SYSTEMS, INC.

                            INDEX TO FINANCIAL STATEMENTS





                                                                           Page
                                                                           ----

Report of Independent Public Accountants                                    F-2

Balance Sheets as of December 31, 1998 and 1997                             F-3

Statements of Operations for the Years Ended December 31, 1998 and 1997     F-4

Statements of Stockholders' Equity for the Years Ended December 31, 1998
 and 1997                                                                   F-5

Statements of Cash Flows for the Years Ended December 31, 1998 and 1997     F-6

Notes to Financial Statements                                               F-8

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Racom Systems, Inc.:


We have audited the accompanying balance sheets of RACOM SYSTEMS, INC. (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Racom Systems, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated sufficient funds to continue operations and has furloughed most of its employees for an indefinite period of time. Management plans to continue the existence of the Company in order to collect future royalties if and when receivable pursuant to the Company's existing RFID technology licenses to three multinational semiconductor companies. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern.

                              ARTHUR ANDERSEN LLP
Denver, Colorado,
March 26, 1999.

                                 RACOM SYSTEMS, INC.
                             BALANCE SHEETS - DECEMBER 31


                                        ASSETS



                                                                                            1998            1997
                                                                                        ------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                                                             $    383,866     $  1,198,567
  Accounts receivable, net of allowance for uncollectibles of $41,504 and -0- in 1998 and 1997, respectively
     Trade                                                                                    34,947           43,042
     Related parties (Note 8)                                                                  1,027           26,720
  Inventory, net of reserve of $199,615 and -0- in 1998 and 1997,                              4,176          122,875
     respectively (Note 3)
  Prepaid expenses and other                                                                  40,675           62,833
                                                                                          ------------   -------------
            Total current assets                                                             464,691        1,454,037
                                                                                          ------------   -------------
PROPERTY AND EQUIPMENT, at cost (Note 3)
  Machinery and equipment                                                                    467,448          449,432
  Furniture and fixtures                                                                      58,227           59,404
  Leasehold improvements                                                                       3,328            3,328
                                                                                          ------------   -------------
                                                                                             529,003          512,164
  Less-Accumulated depreciation                                                             (488,470)        (351,982)
                                                                                          ------------   -------------
                                                                                              40,533          160,182
                                                                                          ------------   -------------

TECHNOLOGY LICENSE, from related party, net of provision for impairment and accumulated depreciation of $2,400,000 and $842,541,
  in 1998 and 1997, respectively (Note 4)                                                         --        1,557,459
                                                                                          ------------   -------------
                                                                                             505,224        3,171,678
                                                                                          ------------   -------------
                                                                                          ------------   -------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                                   247,532          359,069
  Accounts payable - related parties (Note 8)                                                 72,800           20,780
  Capital lease obligation                                                                    13,341           16,594
                                                                                          ------------   -------------
             Total current liabilities                                                       333,673          396,443
                                                                                          ------------   -------------

COMMITMENTS AND CONTINGENCIES
  (Notes 2, 11 and 12)

STOCKHOLDERS' EQUITY (Notes 4 and 7)
  Common stock, $.01 par value, 40,000,000 and 20,000,000
     shares authorized, 2,987,230 and 2,938,341 shares issued
     and outstanding, respectively                                                            29,872           29,383
  Additional paid-in capital                                                              17,210,296       16,602,085
  Accumulated deficit                                                                    (17,068,617)     (13,856,233)
                                                                                          ------------   -------------
                                                                                             171,551        2,775,235
                                                                                          ------------   -------------
                                                                                        $    505,224     $  3,171,678
                                                                                          ------------   -------------
                                                                                          ------------   -------------

          The accompanying notes to financial statements are an integral part of these balance sheets.

                                 RACOM SYSTEMS, INC.
                               STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31



                                                                        1998                1997
                                                                     -----------         ----------
REVENUES:
  Product sales                                                      $   135,390         $   210,694
  Product sales - related parties (Note 8)                                66,813              94,633
  Custom product development projects                                     45,000                  --
  License revenues (Note 5)                                            1,500,000                  --
  License revenues - related parties (Notes 4 and 6)                          --             596,953
                                                                     -----------          ----------
                                                                       1,747,203             902,280


COST OF REVENUES:
  Product costs                                                          113,514             419,884
  Provision for inventories                                              199,615             121,382
                                                                     -----------          ----------
                                                                         313,129             541,266
                                                                     -----------          ----------

GROSS MARGIN                                                           1,434,074             361,014
                                                                     -----------          ----------

EXPENSES:
  Research and development                                             1,024,984           1,234,096
  General and administrative                                           1,411,676           1,070,404
  Sales and marketing                                                    697,096           1,014,484
  Equity in loss of Racom Japan (Notes 3 and 6)                               --             201,376
  Loss on write off of investment in Racom Japan (Notes 3 and 6)              --             303,978
  Loss on impairment of technology license                             1,399,816                  --
  Amortization expense                                                   157,643             157,643
                                                                     -----------          ----------
                                                                       4,691,215           3,981,981
                                                                     -----------          ----------

LOSS FROM OPERATIONS                                                  (3,257,141)         (3,620,967)


OTHER INCOME (EXPENSE):
  Interest expense                                                        (2,036)           (140,714)
  Interest expense - related parties                                          --             (17,405)
  Interest income                                                         50,334             100,037
  Other                                                                   (3,541)            (23,532)
                                                                     -----------          ----------

NET LOSS                                                             $(3,212,384)        $(3,702,581)
                                                                     -----------          ----------
                                                                     -----------          ----------
NET LOSS PER SHARE (Note 3)

BASIC AND DILUTED                                                    $     (1.08)        $     (1.30)
                                                                     -----------          ----------
                                                                     -----------          ----------
WEIGHTED AVERAGE SHARES OUTSTANDING                                    2,973,421           2,844,642
                                                                     -----------          ----------
                                                                     -----------          ----------


         The accompanying notes to financial statements are an integral part of these statements.

                                 RACOM SYSTEMS, INC.
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                   Additional
                                                                                    Paid-In         Accumulated
                                                      Shares           Amount       Capital           Deficit          Total
                                                     ---------        -------      -----------      -------------   ----------
BALANCES, December 31, 1996                          2,562,785        $25,628      $10,362,288      $(10,153,652)   $  234,264

  Issuance of common stock in conjunction
     with initial public offering (net of
     offering expenses of ($1,182,432)
     (Note 7)                                          333,333          3,333        5,939,235                --     5,942,568
  Common stock issued to related party
     (Note 7)                                           35,556            355             (355)               --            --
  Gain from Racom Japan equity
     transactions (Note 6)                                  --             --          255,984                --       255,984
  Issuance of common stock upon exercise
     of employee stock options                           6,667             67           44,933                --        45,000
  Net loss                                                  --             --               --        (3,702,581)   (3,702,581)
                                                     ---------        -------      -----------      -------------   -----------

BALANCES, December 31, 1997                          2,938,341         29,383       16,602,085       (13,856,233)    2,775,235

  Issuance of common stock upon exercise
     of employee stock options                          48,889            489          219,511                --       220,000
  Capital contribution by related party
     (Notes 4 and 7)                                        --             --          350,000                --       350,000
  Nonemployee stock options (Note 13)                       --             --           38,700                --        38,700
  Net loss                                                  --             --               --        (3,212,384)   (3,212,384)
                                                     ---------        -------      -----------      -------------   -----------

BALANCES, December 31, 1998                          2,987,230        $29,872      $17,210,296      $(17,068,617)   $  171,551
                                                     ---------        -------      -----------      -------------   -----------
                                                     ---------        -------      -----------      -------------   -----------

     The accompanying notes to financial statements are an integral part of these statements.

                                 RACOM SYSTEMS, INC.
                               STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31




                                                                  1998                  1997
                                                              ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                     $(3,212,384)         $(3,702,581)
  Adjustments to reconcile net loss to net cash used  in
   operating activities-
    Depreciation and amortization                                  349,059              252,551
    Equity in loss of Racom Japan                                       --              201,376
    Loss on write off of investment in Racom Japan                      --              303,978
    Loss on impairment of technology license                     1,399,816                   --
    Provision to write down inventory to market                    199,615              121,382
    Reserve for uncollectible accounts                              41,504                   --
    Amortization of debt issuance costs                                 --               97,799
    Non-employee stock option expense                               38,700                   --
    Loss on disposal of assets                                       1,540                  430
    Decrease (increase) in-
      Accounts receivable - trade                                  (27,633)              36,159
      Accounts receivable - related parties                         19,917                6,838
      Inventory                                                    (80,916)             184,144
      License revenue receivable - related party                        --              646,162
      Prepaid expenses and other                                    22,158              (62,833)
    Increase (decrease) in-
      Accounts payable and accrued liabilities                    (111,537)            (272,356)
      Accounts payable - related parties                            52,020             (531,518)
      Deferred license revenue - related party                          --             (396,937)
                                                              ------------         ------------
          Net cash used in operating activities                 (1,308,141)          (3,115,406)
                                                              ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                               (74,565)             (84,004)
  Proceeds from sale of property and equipment                       1,258                   --
  Proceeds from sale of investment in Racom Japan                       --                7,936
                                                              ------------         ------------
  Net cash used in investing activities                            (73,307)             (76,068)
                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                           220,000            7,170,000
  Capital contribution by related party                            350,000                   --
  Payment of common stock offering costs                                --           (1,020,484)
  Payments on bridge loans                                              --           (1,040,000)
  Payments on notes payable - related parties                           --           (1,029,596)
  Payments on capital lease obligation                              (3,253)              (4,081)
                                                              ------------         ------------
          Net cash provided by financing activities                566,747            4,075,839
                                                              ------------         ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (814,701)             884,365


CASH AND CASH EQUIVALENTS, beginning of period                   1,198,567              314,202
                                                              ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                       $   383,866          $ 1,198,567
                                                              ------------         ------------
                                                              ------------         ------------

          (Continued on next page)

                                 RACOM SYSTEMS, INC.
                               STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31



  (Continued from previous page)                                   1998               1997
                                                              ------------         ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash was paid during the year for:
    Interest                                                       $ 2,036            $  44,649
    Interest-related parties                                            --              287,001
    Income taxes                                                        --                   --


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  During 1997, the Company purchased equipment under a capital lease totaling $19,344.

  During 1997, the Company recognized, as additional paid-in capital, a $255,984 gain on its investment in Racom Japan as a result of the investee's issuance of additional shares (Note 6).

  During 1997, the Company issued 35,556 common shares to Intag (Notes 4 and 7) related to consideration received in 1995.


         The accompanying notes to financial statements are an integral part of these statements.

                                 RACOM SYSTEMS, INC.


                            NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

Racom Systems, Inc. ( the "Company") is a developer and marketer of contactless smart cards and radio frequency identification ("RFID") contactless smart card systems. The Company was initially formed as a joint venture between Intag International Limited ("Intag"), AWA Limited ("AWA") and Ramtron International Corporation ("Ramtron"). In June 1993, Intag acquired AWA's 444,444 shares of common stock.

The Company was incorporated in the State of Delaware on June 3, 1991 and commenced operations in February 1992. Sales of the Company's initial two products utilizing ferroelectric random access memory ("FRAM") commenced in 1993.

In March of 1999, the Company announced that it was unable to continue to fund operations at its previous levels. Effective March 1999, the Company entered a period whereby its primary function will be to collect future royalties if and when receivable pursuant to the Company's existing RFID technology licenses.

(2) GOING CONCERN

As reflected in the accompanying financial statements, the Company has generated substantial operating losses since inception and has yet to generate sufficient revenues to fund its operations. To date, the Company has completed a series of pilot projects; however, the Company has not yet completed a significant number of substantial sales transactions to third parties at prices and volumes sufficient to fund its operations. During 1998, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations through the sale of a non-exclusive sublicense of its technology and a capital contribution from a related party, which was received in consideration of the Company reconveying to the related party its rights to sublicense the ferroelectric technology to two additional licensees. In the fourth quarter of 1998, the Company reduced its administrative, sales and engineering costs through personnel reductions; however, the Company was not able to generate sufficient margins to fund its operations. In March 1999, the Company announced that it was unable to continue to fund operations and that most of its employees had been furloughed for an indefinite period of time. The Company will enter a period whereby its primary function will be to collect future royalties if and when receivable pursuant to the Company's existing RFID technology licenses to three multinational semiconductor companies. There can be no assurance that royalties will become due in the future.

The Company is in the process of identifying sources of debt or equity financing to fund its operations until royalty revenue is received or until a strategic merger partner is located. To date, no financing has been made available under terms acceptable to the Company. There can be no assurance that the Company will be successful in obtaining acceptable financing.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The carrying value of the Company's assets have been adjusted to reflect the Company's estimates of net realizable value at December 31, 1998. The financial statements do not include any adjustments relating to the carrying amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company must also maintain certain requirements in order to be listed on The Nasdaq SmallCap Market ("Nasdaq"). These requirements include maintaining a specified level of net tangible worth, as defined, market capitalization or net income. Additionally, the Company must maintain a specified level of publicly traded shares, market value of the publicly traded shares, minimum bid price, number of market makers and shareholders. In October 1998, the Company received notification from Nasdaq regarding the continued listing of its stock because the Company's common stock failed to maintain a closing bid price greater than or equal to $1.00. The Company attended a hearing with Nasdaq officials on March 5, 1999. The Company has demonstrated compliance with the minimum bid price since the Company effected a reverse stock split on March 1, 1999. The Company has not yet received a response from Nasdaq concerning its listing.

On March 8, 1999, the Company received another notification from Nasdaq regarding its continued listing because the Company has failed to maintain the minimum required market value of the public float of $1,000,000. The Company has until June 8, 1999 to demonstrate compliance with this requirement.

There can be no assurance that the Company's efforts to maintain its Nasdaq listing will be successful or that a delisting will not adversely effect its efforts to obtain financing.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include investments in highly liquid investments with original maturities of three months or less.

INVENTORY. Inventory is stated at the lower of cost or market using the first-in, first-out ("FIFO") method of accounting. Inventories at December 31, 1998 and 1997 consisted of the following:


                                              December 31
                                       -------------------------
                                            1998         1997
                                       ------------   ----------
          Raw materials                  $  151,667    $  50,200
          Work in process                    35,769       48,944
          Finished goods                     16,355       23,731
                                       ------------   ----------
                                            203,791      122,875
          Inventory reserves               (199,615)       --
                                       ------------   ----------
                                         $    4,176    $ 122,875
                                       ------------   ----------
                                       ------------   ----------

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and depreciation is provided using the straight-line method over the estimated useful lives of three to five years for the respective assets. Leasehold improvements are amortized over the lease term or estimated useful life of
the improvements, whichever is shorter.   Maintenance and repairs are
expensed as incurred and improvements are capitalized. In March 1999, the Company sold all of its property and equipment. The 1998 financial statements reflect an additional $115,000 of depreciation expense recorded to write down the property and equipment to estimated net realizable value. Total depreciation expense, including amortization of assets held under capital leases, was $191,416 and $103,057 in 1998 and 1997, respectively.

INVESTMENT IN RACOM JAPAN. During the majority of 1997, the Company's investment in Racom Japan, Inc. ("RJ") was accounted for under the equity method. In December 1997, the Company reduced its ownership interest in RJ to 19.9% and prospectively adopted the cost method. The investment is carried at zero as of December 31, 1998 and 1997 (Note 6).

INTANGIBLE ASSETS. Intangible assets are recorded at cost and are amortized using the straight-line method over the following estimated useful lives:


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

In 1998, as further discussed in Note 4, the Company determined that the carrying value of its technology license was impaired and, accordingly, wrote off the remaining balance of $1,399,816.

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment.

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

RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations when incurred and are included in operating expenses.

NET LOSS PER SHARE. Net loss per share has been computed based upon the weighted average number of common shares.

Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities, 417,081 options and 551,825 warrants in 1998, and 348,222 options and 551,825 warrants in 1997, would be antidilutive and thus, diluted earnings per share is not presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, the carrying values of which approximate fair value.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates may affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LONG-LIVED ASSETS. Long-lived assets and intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impaired, long-lived assets and intangibles are adjusted downward to their estimated fair value.

CONCENTRATION OF CREDIT RISK/TRANSACTIONS DENOMINATED IN FOREIGN CURRENCIES. The Company does not enter into hedging or speculative derivative contracts and has no off balance sheet risk from foreign exchange contracts, options contracts or other hedging arrangements. Further, the Company has no obligation denominated in foreign currencies nor has it guaranteed the obligations of other parties.

The Company enters into sales and sublicense contracts denominated in foreign currency. Transaction gains and losses are included in income (loss) in the period in which the exchange rate changes. During 1998 and 1997, the Company recorded foreign exchange (gains)/losses of $(452) and $21,934, respectively, which is included in other income (expense) in the accompanying statements of operations.

The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral, but often requires deposits on certain international product orders. Its trade accounts receivable balances are primarily domestic and are concentrated among companies within the high-technology industry.

INCOME TAXES. The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities, and for carryforwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized (Note 12).

NEW ACCOUNTING STANDARDS. Effective January 1, 1998, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 1998 and 1997, there has been no difference between comprehensive loss and net loss.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it has one reportable operating segment at December 31, 1998 and 1997.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning
after June 15, 1999.   SFAS No. 133 establishes accounting and reporting
standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.
It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statements, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 may not be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 ( and, at the Company's election, before January 1, 1998). Management believes that implementation of SFAS No. 133 will not have a material impact on the Company's financial statements.

In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which is effective for fiscal years beginning after December 15, 1998. The SOP requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee and payroll-related costs, and capitalized interest. Management believes that implementation of SOP 98-1 will not have a material impact on the Company's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998. In general, SOP 98-5 requires that the costs of start-up activities and organization costs be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Management believes that SOP 98-5 will not have a material impact on the Company's financial statements.

(4) TECHNOLOGY LICENSE AND SUPPLY AGREEMENTS

The Company's primary asset is a technology license related to the design and manufacture of its products. In October 1991, the Company originally purchased the technology from Ramtron pursuant to a technology license agreement (the "Technology License"), for $2,000,000 in cash and 444,444 shares of the Company's common stock. The Company also entered into a supply agreement in connection with the Technology License (collectively, the "Technology License and Supply Agreements"). The Technology License is protected by patents owned by Ramtron and is further protected by the Company's own patents.

The Technology License was recorded at the original cash acquisition cost of $2,000,000. The Technology License and Supply Agreements were amended in March 1994 and February and March 1995. In connection with the March 1994 amendment, the Company issued an additional 444,444 shares of common stock to Ramtron. In connection with the February 1995 amendment, the Company issued 222,222 shares of common stock to Ramtron and caused Ramtron to be paid cash of $1,000,000. The common shares issued to Ramtron were assigned no value because the amendments were viewed as a modification of the original transfer by a principal stockholder of intangible rights for which Ramtron had no capitalized historical cost basis. Intag paid $600,000 of the cash consideration directly to Ramtron, which has been reflected as an addition to the Company's paid-in capital. The remaining $400,000 balance paid to Ramtron was loaned to the Company by Intag and was payable contingent upon Intag generating sufficient sublicense revenue. During 1995, Intag and the Company agreed that the amount would no longer bear interest and may be converted, at Intag's option, into shares of the Company's common stock at a rate of $11.25 per share, no later than June 1997. Intag simultaneously paid the Company $200,000 for a sublicense. The Company had netted the $400,000 contingent payable and the $200,000 sublicense payment against the $1,000,000 paid to Ramtron, resulting in a net increase of $400,000 to the amount capitalized as the

Technology License. During 1997, the Company issued 35,556 common shares to Intag for consideration received related to the amendments to the Technology License and Supply Agreements.

In April 1997, the Company signed an agreement (the "Tripartite Agreement") with Ramtron and Intag to significantly increase the availability of Ramtron's FRAM technology for use in RFID markets and applications. The Tripartite Agreement replaced all existing licensing and supply agreements between the related parties. Under the Tripartite Agreement, the Company retained the rights to sublicense Ramtron's ferroelectric technology for use in ferroelectric RFID products to no more than five (5) parties pursuant to Ramtron's approval. As of December 31, 1998, the Company has sublicensed the technology to three companies. Ramtron has agreed to coordinate its own licensing of FRAM technology, including the licensing of FRAM technology for use in RFID applications with the Company, until such time as the Company completes its five sublicensing agreements. The parties to the Tripartite Agreement have agreed to share, with certain limitations, future licensing and royalty revenues associated with such ferroelectric licensing activities.
 In addition, Ramtron granted the Company the right to purchase certain agreed upon percentages of its FRAM product manufacturing capacity. As of December 31, 1998, the Company had not received or paid any royalties under the Tripartite Agreement as there were no sales of product through December 31, 1998. The Tripartite Agreement remains effective until expiration of the last of Ramtron's patents.

The Company recovers the cost of its Technology License through product sales and sublicensing agreements. In the fourth quarter of 1998, sales of products utilizing the Company's technology were not adequate to recover the cost of the Technology License and no further sublicense agreements were executed since the agreement with Hitachi in January 1998 (Note 5). Furthermore, there is no assurance that the Company will generate sufficient royalty revenues to recover the carrying amount of its technology. Due to the Company's current financial position and its inability to continue to fund operations, the Company determined that its investment in the Technology License was impaired. Accordingly, in 1998, the Company wrote off the remaining book value of the Technology License of $1,399,816, which is recorded as loss on impairment of technology license in the accompanying statements of operations.

In December 1998, the Company, Ramtron and Intag signed an amendment to the Tripartite Agreement, whereby, the Company reconveyed to Ramtron its rights to sublicense the ferroelectric technology to two additional sublicensees. In consideration for this and other amendments, Ramtron paid the Company $350,000 which was recorded as an increase in the Company's paid-in capital. If Ramtron sells the remaining two sublicenses, the Company will receive 50% of the license fees paid to Ramtron less $350,000.

(5) SUBLICENSE AGREEMENTS

ROHM. In June 1995, the Company entered into a Cooperative Agreement for Licensed Manufacturing of Ferroelectric RFID Products with Rohm Co., Ltd. of Japan ("Rohm"). The license gives Rohm a non-exclusive, non-sublicenseable, non-transferable right and license to use the RFID technology in connection with the design, development, manufacture and sale of custom ferroelectric RFID products for use in Japan. In consideration for this agreement, Rohm purchased 111,111 shares of the Company's common stock for $13.50 per share. The agreement also calls for Rohm to pay the Company a $1,000,000 license fee in four equal installments when the Company reaches certain sales milestones. As of December 31, 1996, the Company had received $500,000 in license fees. No further milestones have been reached through December 31, 1998.

FUJITSU. In October 1996, the Company consented to allow RJ to enter into a custom product development project with Fujitsu Limited of Japan ("Fujitsu"), pursuant to the technology license and supply agreement granted to RJ in March 1996, under which the Company is entitled to 50% of all sublicense revenue earned by RJ. The sublicense was for a specified amount, as defined in the contract, a portion of which was due upon execution of the agreement and the remainder to be paid upon RJ meeting certain performance criteria. Under the agreement with Fujitsu, RJ will be entitled to royalties, as defined in the contract, through 2001. During 1997, $215,000 of revenue related to the agreement between RJ and Fujitsu was recognized. No further revenue has been recorded through December 31, 1998.

HITACHI. In January 1998, the Company executed an agreement, in conjunction with Ramtron, granting Hitachi Ltd. ("Hitachi") a worldwide, non-exclusive license to design, manufacture and sell smart card products based on the Company's contactless, ferroelectric smart card technology and Ramtron's FRAM technology. In addition, the Company granted Hitachi an option to secure rights to its RFID technology for an additional predetermined fee, for a period up to December 31, 1999. As consideration for the rights granted under the agreement, Hitachi will pay certain license fees and royalties to the Company. The Company received license fees of $1,500,000 from Hitachi during 1998. As additional consideration for the rights granted under the agreement, Hitachi will provide engineering services for development of the Company's RFID products, and the Company and Ramtron have a certain defined percentage call on Hitachi's production capacity of RFID products. The agreement remains in effect until the expiration of the last of the Company's and Ramtron's relevant patents.

(6) RACOM JAPAN

INVESTMENT. In July 1993, the Company entered into a joint venture agreement with Nittetsu Shoji Co. Ltd. ("NS") pursuant to which NS and the Company each received a 50% ownership interest in RJ, a Japanese corporation. RJ was formed for the purpose of marketing, distributing and supporting the Company's RFID products in Japan. RJ had the exclusive right to distribute the Company's products in Japan for two years commencing August 1995. In 1997, the Company extended RJ's distribution rights to worldwide, nonexclusive rights. In March 1996, the Company purchased an additional 1,000 shares of common stock in RJ at a purchase price of 50,000 Japanese yen ($466.98 per share, or $466,984). Additionally, in March 1996, NS and third parties purchased additional shares of common stock, decreasing the Company's ownership of RJ to 40%. In May 1997, RJ sold 3,020 shares of its stock (at 50,000 yen per share) to third parties, reducing the Company's ownership to 22.8%. The Company recognized a gain on its investment in RJ as a result of the investee's issuance of additional shares. Due to RJ's history of continuing operating losses and questions regarding RJ's ability to continue in existence, the Company recognized the increase in the investment as an increase to additional paid-in capital. During December 1997, the Company sold 40 shares of its investment in RJ to a third party and RJ sold 800 shares of its stock to third parties. These two transactions resulted in a decrease in ownership from approximately 22.8% to 19.9%. Effective December 1997, the Company changed its method of accounting for its investment in RJ from the equity method to the cost method.

The investment in RJ was accounted for using the equity method through December 1997. The Company recorded its share of RJ's loss in 1997 of $201,376 as equity in loss of RJ in the accompanying financial statements. During 1997, the Company determined that the carrying value of its investment in RJ was impaired and accordingly wrote off its remaining investment of $303,978. The investment is carried at zero at December 31, 1998 and 1997. The Company has no obligation to provide additional funding to or on behalf of RJ.

TECHNOLOGY LICENSE. In March 1996, the Company entered into a technology license agreement with RJ for the common purpose of more fully developing the Japanese market for ferroelectric RFID products. RJ paid $933,968 in cash to the Company for the non-exclusive right and license to use its patented ferroelectric RFID technology and all improvements, for the limited right to design, develop and manufacture ferroelectric RFID products for sale and use in Japan only. This license excludes the right to use the ferroelectric RFID technology in conveyer fed, airline, postal and courier applications (as the rights to this technology were previously licensed to Intag). Under the agreement, RJ is obligated to pay the Company 50% of all sublicense revenues and royalties, as defined in the agreement, on net sales of ferroelectric RFID products which are sold to third parties. RJ is also obligated to pay the Company a 4% royalty on RJ's net sales of ferroelectric RFID products. In 1997, the Company renegotiated the license rights granted to RJ, which granted RJ worldwide non-exclusive rights to the technology in exchange for RJ relinquishing its limited exclusive rights to sublicense the technology in Japan. The agreement remains in effect until the expiration of the last of the Company's and Ramtron's relevant patents.

(7) STOCKHOLDERS' EQUITY

STOCK SPLIT. On March 1, 1999, the Company effected a reverse stock split of the Company's common stock on the basis of one share for each four and one-half shares. The outstanding and weighted average number of shares of common stock, per share data and warrant and stock option amounts in these financial statements have been adjusted to reflect the impact of the stock split for all periods presented. The authorized number of shares was not split.

INITIAL PUBLIC OFFERING. In March 1997, the Company completed its Initial Public Offering ("IPO") of common stock resulting in net proceeds of $5,942,568. The Company sold 333,333 units (consisting of one share of common stock and one common stock purchase warrant) for $21.38 per unit. Each warrant is exercisable to purchase one share of common stock for $26.73 per share for a period of two years. The warrants may be redeemed by the Company for $.05 per warrant if the closing price of the common stock is at least $32.09 per share for 20 consecutive trading days, ending not earlier than five days before the warrants are called for redemption. Also in conjunction with the IPO, the underwriters received the option to purchase an additional 33,333 units at $33.12 per unit at any time beginning 12 months from the effective date of the IPO and continuing for four years thereafter. The Company determined that the warrants had a nominal value at the date of issuance. As of December 31, 1998, none of the warrants have been exercised.

TRANSACTIONS WITH RELATED PARTIES. As consideration for Intag advancing a working capital facility in June 1994, the Company granted Intag 44,444 warrants to purchase the Company's common stock at an exercise price of $11.25 per share, which vested immediately and are exercisable over a five-year term. The Company determined that these warrants had a nominal value at the date of issuance. As of December 31, 1998, none of the warrants have been exercised.

In October 1996, the Company issued 27,059 and 55,878 warrants to purchase the Company's common stock at an exercise price of $11.25 per share to Intag and Ramtron, respectively. The warrants were approved in consideration of approximately $933,000 of short-term loans made to the Company in 1995 and 1996 from Ramtron and Intag and deferred payment terms on product purchases from Ramtron made to the Company, which were repaid with proceeds from the Company's IPO. The warrants, which vested immediately, are exercisable for a period of five years after the date of issuance. The Company determined that these warrants had a nominal value at the date of issuance. As of December 31, 1998, none of the warrants have been exercised.

During 1997, the Company issued 35,556 common shares to Intag for consideration previously received related to amendments to the Technology License and Supply Agreements (Note 4). During 1998, the Company received a $350,000 capital contribution from Ramtron (Note 4) which was recorded as additional paid-in capital in the accompanying statement of stockholders' equity.

WARRANTS. The Company has granted warrants for the purchase of common stock to its stockholders and lenders principally for providing financing to the Company. The Company has also granted warrants in conjunction with the IPO. The following warrants are outstanding at December 31, 1998:


                                                     Remaining
                                      Exercise        Life in
                      Quantity         Price           Years
                      --------        --------       ---------
                       333,333         $26.73           0.25
                        33,333          33.12           2.25
                        44,444          11.25           0.50
                        27,059          11.25           2.80
                        55,878          11.25           2.80
                        57,778          26.73           0.25
                      --------
                       551,825
                      --------
                      --------

CAPITAL CONTRIBUTION. During 1998, the Company received a $350,000 capital contribution from Ramtron, a principal stockholder of the Company, in consideration of the Company reconveying to Ramtron its rights to sublicense the ferroelectric technology to two additional licensees.

(8) OTHER RELATED PARTY TRANSACTIONS

For the years ended December 31, 1998 and 1997, the statements of operations include the following related party transactions:


                                                     Years Ended December 31,
                                                  -----------------------------
                                                      1998             1997
                                                  -------------  --------------
Product sales
   Sales to Intag                                 $       --     $        1,425
                                                  -------------  --------------
                                                  -------------  --------------
   Sales to Racom Japan                           $   66,813     $       92,968
                                                  -------------  --------------
                                                  -------------  --------------
   Sales to Ramtron                               $       --     $          240
                                                  -------------  --------------
                                                  -------------  --------------
Purchases of inventory from Ramtron               $   72,000     $       34,000
                                                  -------------  --------------
                                                  -------------  --------------
License revenues from Racom Japan                 $       --     $      596,953
                                                  -------------  --------------
                                                  -------------  --------------
General and administrative expenses
   Director consulting fees                       $   31,350     $           --
                                                  -------------  --------------
                                                  -------------  --------------
Other income and expense
   Interest expense on notes payable to Intag     $       --     $       15,108
                                                  -------------  --------------
                                                  -------------  --------------
   Interest expense on notes payable to Ramtron   $       --     $        2,297
                                                  -------------  --------------
                                                  -------------  --------------

(9) BRIDGE FINANCING

In December 1996, the Company completed a private offering of $1,040,000 of promissory notes (the "Bridge Notes"). The Bridge Notes carried interest at prime plus 2% per annum, computed as of the date of issuance (the "Bridge Date"), and thereafter on a quarterly basis beginning December 31, 1996.

The Bridge Notes matured the earlier of one year from the Bridge Date or upon the closing date of any IPO of the Company's securities. The Bridge Notes were repaid during 1997 from the proceeds of the IPO. On the Bridge Date, the Company also granted warrants (the "Bridge Warrants") entitling the holder to purchase shares of the Company's common stock at 125% of the IPO price per unit, beginning on the effective date of the IPO and continuing for two years thereafter. The holders of the Bridge Notes received one warrant for every $18.00 of Bridge Note principal purchased, resulting in 57,778 Bridge Warrants being issued in connection with the offering of the Bridge Notes. The Company determined that these warrants had a nominal value at the date of issuance. As of December 31, 1998, none of the warrants have been exercised.

(10) MAJOR CUSTOMERS AND SUPPLIERS

The Company's product sales from third-party customers in excess of 10% of third-party product sales for the years ended December 31, 1998 and 1997 are as follows:


                                               Years Ended
                                               December 31
                                             ----------------
                                              1998      1997
                                             ------   -------
          Customer A                            3%       12%
          Customer B                            3%       11%
          Customer C                            1%       15%
          Customer D                           --        26%
          Customer E                           40%       --
          Customer F                           23%       --


The Company's accounts receivable balances from third-party customers in excess of 10% of the accounts receivable balance from third-parties for the years ended December 31, 1998 and 1997 are as follows:


                                               December 31
                                             ----------------
                                              1998      1997
                                             ------   -------
          Customer C                           --        19%
          Customer D                           28%       46%
          Customer F                           14%       --
          Customer G                            3%       12%


The Company relies on certain vendors for purchasing raw materials used in its manufacturing process. No assurance can be made that these vendors will be able to continue to supply the Company. However, the Company believes adequate alternative vendors can be located for the necessary materials.

(11) LEASES

Total rent expense on noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 1998 and 1997 was $117,558 and $116,706, respectively.

At December 31, 1998, the Company was leasing its facility on a month-to-month basis. Minimum future annual lease payments under noncancelable leases are not material. The Company leases office equipment under a capital lease which commenced in January 1997 and bears interest at a rate of 10%.

(12) INCOME TAXES

For income tax return reporting purposes, the Company has approximately $15,900,000 and $203,000 of net operating loss and research and development tax credit carryforwards, respectively, that expire at various dates through 2013. The net operating loss for tax purposes differs from that for financial reporting purposes due to differences primarily relating to the Technology License.

The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interest.

The Company has determined that approximately $8,753,000 and $7,547,000 of deferred tax assets as of December 31, 1998 and 1997, respectively, did not satisfy the realization criteria set forth in SFAS No. 109 "Accounting for Income Taxes." Accordingly, a valuation allowance was recorded against the entire net deferred tax asset.



                                           1997                           1998
                                       -----------     -----------    ------------
Technology license                     $ 1,787,000      $  326,000      $2,113,000
Net operating loss carryforwards         5,196,000         844,000       6,040,000
Research and development tax credits       221,000         (18,000)        203,000
Investment in Racom Japan                  286,000              --         286,000
Other                                       57,000          84,000         141,000
Less-Valuation allowance                (7,547,000)     (1,236,000)     (8,783,000)
                                       -----------     -----------    ------------
                                       $        --     $        --     $        --
                                       -----------     -----------    ------------
                                       -----------     -----------    ------------

The provision for income taxes includes the following for the years ended December 31, 1998 and 1997:


                                      1998                 1997
                                  -----------         -----------
Current:
    Federal                       $        --         $        --
    State                                  --                  --
                                  -----------         -----------
                                           --                  --
                                  -----------         -----------
Deferred:
    Federal                        (1,130,000)         (1,221,000)
    State                            (106,000)           (144,000)
                                  -----------         -----------
      Total deferred benefit       (1,236,000)         (1,365,000)
                                  -----------         -----------
Increase in valuation allowance     1,236,000           1,365,000
                                  -----------         -----------
Total provision                   $        --         $        --
                                  -----------         -----------
                                  -----------         -----------

The difference between the statutory rate and the effective rate for the years ended December 31, 1998 and 1997 is a result of the following:


                                         1998              1997
                                     -----------       -----------
Statutory rate                          (35.0)%             (35.0)%
State taxes, net of federal benefit      (3.3)%              (3.3)%
Valuation allowance                      38.5%               36.9%
Other                                    (0.2)%               1.4%
                                     -----------       -----------
                                            0%                  0%
                                     -----------       -----------
                                     -----------       -----------

(13) EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN. In May 1993, the Company adopted the 1993 Employee Stock Plan which authorized the granting of incentive and nonqualified stock options and restricted stock (collectively, the "stock options") to acquire up to 377,778 shares of the Company's common stock. In September 1998, the stockholders of the Company approved an increase in the authorized shares under the Plan to 711,111, of which 238,474 are available to be granted as of December 31, 1998. The exercise terms for the stock options granted are determined by the Board of Directors at the time the stock options are granted. Stock options may be granted at an exercise price not less than the fair market value on the date of grant with a maximum term of ten years. The 1993 Employee Stock Plan also permits the granting of limited stock appreciation rights ("SAR's") which, upon a change in control, as defined, entitle the holders to exercise SAR's in an amount equal to the number of stock options held and at terms similar to the terms of the related stock options. Upon exercise of the stock options or SAR's, the corresponding SAR or stock option is cancelled. As of December 31, 1998 and 1997, the Company has issued 255,556 and 222,222 SAR's respectively, in conjunction with stock options, none of which have been exercised.

The Company accounts for the 1993 Employee Stock Plan under Accounting Principles Board ("APB") Opinion No. 25, under which no compensation cost has been recognized for employee stock options. The Company accounts for options issued to nonemployees under SFAS No. 123, "Accounting for Stock Based Compensation." In June 1998, the Company granted 8,333 options to purchase common stock at $5.90 per share to a consultant for recruiting services. In October 1998, the Company granted 4,444 options to purchase common stock at $2.52 per share to a financial consultant. The options issued to consultants expire five years from the date of grant. The Company has recognized $38,700 of expense related to these options based on the value of the services provided.

Had compensation cost for the 1993 Employee Stock Plan been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:


                                           1998                     1997
                                        -----------              ------------
Net Loss:
      As Reported                       $(3,212,384)             $(3,702,581)
                                        -----------              ------------
                                        -----------              ------------
      Pro Forma                         $(4,057,833)             $(4,370,696)
                                        -----------              ------------
                                        -----------              ------------
Net Loss Per Share:
      Basic and diluted - As Reported   $     (1.08)             $     (1.30)
                                        -----------              ------------
                                        -----------              ------------
      Basic and diluted - Pro Forma     $     (1.36)             $     (1.54)
                                        -----------              ------------
                                        -----------              ------------

A summary of the status of the company's 1993 Employee Stock Plan at December 31, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below:



                                                   1998                          1997
                                          ------------------------      ------------------------
                                                         Weighted                       Weighted
                                                         Average                        Average
                                                         Exercise                       Exercise
                                            Shares         Price         Shares           Price
                                          --------       --------       ---------       --------
Outstanding at beginning of year           348,222          $7.20        346,444          $7.52

  Granted                                  441,766          $5.40        184,000          $6.03
  Exercised                                (48,889)         $4.50         (6,667)         $6.75
  Cancelled                               (201,507)         $7.04       (125,555)         $4.68
  Forfeited                               (122,511)         $8.24        (50,000)        $10.04
                                          ---------                     --------

Outstanding at end of year                 417,081          $5.51        348,222          $7.20
                                          ---------                     --------
                                          ---------                     --------
Exercisable at end of year                 249,482          $6.17        246,722          $6.35
                                          ---------                     --------
                                          ---------                     --------
Weighted average fair value of options
  granted during year                                       $4.65                         $4.59


The fair values of the options were determined using a Black-Scholes option-pricing model with the following assumption:


                                      1998        1997
                                   ----------   ---------
Dividend yield                        None          None
Volatility                             95%          103%
Risk-free interest rate            4.09-5.42%      6.13%
Expected life                       5 years      5 years


The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:



                                     Options Outstanding                        Options Exercisable
                    ----------------------------------------------------  ---------------------------------
                                    Weighted Average
    Range of          Number           Remaining       Weighted Average      Number       Weighted Average
Exercise Prices     Outstanding    Contractual Life     Exercise Price     Exercisable     Exercise Price
---------------     ----------------------------------------------------  ---------------------------------
 $2.52-$6.75           364,192        3.77 years             $4.84          203,260             $5.20
$7.29-$11.25            52,889        3.01 years            $10.25           46,222            $10.43


DEFINED CONTRIBUTION PLAN. The Company has a defined contribution plan (the "Plan") intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), in which substantially all full-time employees are participants. Participants in the Plan may make pre-tax contributions subject to limitations imposed by the Code. The Company may make, at the discretion of the Board of Directors, an annual contribution on behalf of each participant. To date, no amounts have been contributed by the Company under the Plan.

(14) SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

In March 1999, the Company determined that it was unable to continue to fund operations and it will enter a period whereby its primary function will be to collect future royalties if and when receivable. The Company reviewed its assets to determine whether their carrying values were recoverable from future cash flows. The Company recorded the following adjustments to the carrying value of assets in the fourth quarter of 1998:

     Loss on impairment of technology license (Note 4)          $1,399,816
     Depreciation of fixed assets (Note 3)                         115,000
     Provision for uncollectible accounts                            9,504
     Provision for inventories                                     177,615
                                                                ----------
       Total                                                    $1,710,935

Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between the assumptions and actual market conditions and/or the Company's performance could have a material effect on the Company's financial position and results of operations.

(15) SUBSEQUENT EVENTS:

On January 29, 1999, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation authorizing the Board of Directors to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. The Board of Directors is authorized to issue the preferred stock in series, establish the number of shares in each series and fix the designation, voting power, other powers, preferences, rights, limitations and restrictions of each series.