Form 10QSB
period 1999-03-31
RACOM SYSTEMS INC
filed 1999-05-24
CIK 919941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   (Mark One)

                 [X] Quarterly Report pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                  For the Quarterly period ended March 31, 1999

                                       or

          [ ] Transition Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the transition period from _______ to _______

                        Commission file number 000-21907

                               RACOM SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                       DELAWARE                        84-1182875
                       --------                        ----------
               State or other jurisdiction           (I.R.S. Employer
            of incorporation or organization)     Identification Number)

                  P. O. BOX 3224, BOULDER, COLORADO 80307-3224
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (303) 771-2077
                                 --------------
                           (Issuer's telephone number)











Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There are 2,987,230 shares of the registrant's common stock, $.01 par value outstanding as of May 14, 1999.

                               RACOM SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

Part I   Financial Information                                                        Page
            Item 1.        Balance Sheets as of March 31, 1999 and December 31, 1998    3

                           Statements of Operations for the three months ended
                           March 31, 1999 and 1998                                      4

                           Statements of Cash Flows for the three months ended
                           March 31, 1999 and 1998                                      5

                           Notes to Financial Statements                                6

           Item 2.         Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                7


Part II  Other Information and Signatures                                               9

                               RACOM SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                    March 31,       December 31,
                                                                                      1999              1998
                                                                                 ----------------  ----------------
                                                                                   (Unaudited)
                                                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                    $        33,733   $       383,866
    Accounts receivable-trade                                                          --                   34,947
    Accounts receivable-related parties                                                --                    1,027
    Inventory                                                                          --                    4,176
    Prepaid expenses and other                                                         --                   40,675
                                                                                 ---------------   ---------------
      Total current assets                                                                33,733           464,691
                                                                                 ---------------   ---------------

PROPERTY AND EQUIPMENT:
    Machinery and equipment                                                            --                  467,448
    Furniture and fixtures                                                             --                   58,227
    Leasehold improvements                                                             --                    3,328
                                                                                 ---------------   ---------------
                                                                                       --                  529,003
    Less-Accumulated depreciation                                                      --                 (488,470)
                                                                                 ---------------   ---------------
                                                                                       --                   40,533
                                                                                 ---------------   ---------------

TECHNOLOGY LICENSE, from related party, net of accumulated
    amortization and loss from impairment of $2,400,000 as of
    March 31, 1999 and December 31, 1998                                               --                --
                                                                                 ---------------   ---------------
                                                                                          33,733           505,224
                                                                                 ---------------   ---------------
                                                                                 ---------------   ---------------


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                             236,097           247,532
    Accounts payable-related parties                                                      72,800            72,800
    Capital lease obligation                                                              12,734            13,341
                                                                                 ---------------   ---------------
                                                                                         321,631           333,673
                                                                                 ---------------   ---------------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 40,000,000 shares authorized,
      2,987,230 shares issued and outstanding                                             29,872            29,872
    Preferred stock, $.01 par value, 10,000,000 authorized in 1999,
      no shares issued and outstanding                                                 --                --
    Additional paid-in capital                                                        17,210,296        17,210,296
    Accumulated deficit                                                              (17,528,066)      (17,068,617)
                                                                                 ---------------   ---------------
      Total stockholders' equity                                                        (287,898)          171,551
                                                                                 ---------------   ---------------

      Total liabilities and stockholders' equity                                 $        33,733   $       505,224
                                                                                 ---------------   ---------------
                                                                                 ---------------   ---------------

      The accompanying notes are an integral part of these balance sheets.

                               RACOM SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (Unaudited)

                                                                            1999             1998
                                                                       ---------------  ---------------
REVENUES
    Product sales                                                      $       23,086   $       27,178
    Product sales-related parties                                            --                 37,327
    License revenues                                                         --              1,000,000
                                                                       --------------   --------------
                                                                               23,086        1,064,505

COST OF REVENUES                                                                6,799           36,198
                                                                       --------------   --------------

GROSS MARGIN                                                                   16,287        1,028,307
                                                                       --------------   --------------

OPERATING EXPENSES
    Research and development                                                  128,117          266,748
    General and administrative                                                390,470          315,606
    Sales and marketing                                                      --                245,973
    Amortization expense                                                     --                 39,411
                                                                       --------------   --------------
                                                                              518,587          867,738
                                                                       --------------   --------------

INCOME (LOSS) FROM OPERATIONS                                                (502,300)         160,569

OTHER INCOME (EXPENSE)
    Interest expense                                                             (215)            (713)
    Interest income                                                             1,044           17,722
    Other                                                                      42,022              980
                                                                       --------------   --------------

NET INCOME (LOSS)                                                      $     (459,449)  $      178,558
                                                                       --------------   --------------
                                                                       --------------   --------------

NET (LOSS) INCOME PER SHARE - BASIC AND DILUTED                        $        (0.15)  $         0.06
                                                                       --------------   --------------
                                                                       --------------   --------------

WEIGHTED AVERAGE SHARES OUTSTANDING                                         2,987,230        2,944,019
                                                                       --------------   --------------
                                                                       --------------   --------------


   The accompanying notes are an integral part of these financial statements.

                               RACOM SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (Unaudited)

                                                                                                1999               1998
                                                                                           ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                      $      (459,449)   $       178,558
    Adjustments to reconcile net loss to net cash used in operating activities-
      Depreciation and amortization                                                                 12,533             58,559
      Reserve for uncollectible accounts                                                             4,810          --
      Decrease (increase) in-
         Accounts receivable                                                                        31,164             (8,438)
         Inventory                                                                                   4,176            (31,509)
         Prepaid expenses and other                                                                 40,675            (22,678)
      Increase (decrease) in-
         Accounts payable and accrued liabilities                                                  (11,435)           (19,798)
         Accounts payable-related parties                                                        --                   (20,675)
                                                                                           ---------------    ---------------
             Net cash provided by (used in) operating activities                                  (377,526)           134,019
                                                                                           ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                           --                   (34,976)
    Proceeds from sale of property and equipment                                                    28,000          --
                                                                                           ---------------    ---------------
             Net cash used in investing activities                                                  28,000            (34,976)
                                                                                           ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                                       --                    60,000
    Payments on capital lease obligation                                                              (607)              (943)
                                                                                           ---------------    ---------------
             Net cash provided by (used in) financing activities:                                     (607)            59,057
                                                                                           ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (350,133)           158,100

CASH AND CASH EQUIVALENTS, beginning of period                                                     383,866          1,198,567
                                                                                           ---------------    ---------------
CASH AND CASH EQUIVALENTS, end of period                                                   $        33,733    $     1,356,667
                                                                                           ---------------    ---------------
                                                                                           ---------------    ---------------

Supplemental disclosure of cash flow information:
    Cash paid during the period for-
      Interest                                                                             $           215    $           713
                                                                                           ---------------    ---------------
                                                                                           ---------------    ---------------
      Income taxes                                                                         $      --          $       --
                                                                                           ---------------    ---------------
                                                                                           ---------------    ---------------

   The accompanying notes are an integral part of these financial statements.

                               RACOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of Racom Systems, Inc. as of March 31, 1999 and 1998 and for the periods then ended. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The unaudited financial statements should be read with the complete financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

As reflected in the accompanying financial statements, the Company has generated substantial operating losses since inception and has not generated sufficient revenues to fund its operations. During 1998, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations through the sale of a non-exclusive sublicense of its technology and a capital contribution from Ramtron International Corporation ("Ramtron"), one of the Company's principal stockholders, which was received in consideration of the Company reconveying to Ramtron its rights to sublicense the ferroelectric technology to two additional licensees. In March 1999, the Company announced that it was unable to continue funding operations and that most of its employees had been furloughed for an indefinite period of time. As of March 31, 1999, the Company has entered a period whereby its primary function will be to collect future royalties, if and when receivable, pursuant to the Company's existing RFID technology licenses to three multinational semiconductor companies, to collect license fees from sublicenses of the Company's technology to be sold by Ramtron, and to complete existing contracts. There can be no assurance that royalties will become due in the future or that Ramtron will be able to sell additional sublicenses of the Company's technology. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

Note 2 - Nasdaq Listing

In October 1998, the Company received notification from Nasdaq regarding the continued listing of its stock because the Company's common stock failed to maintain a closing bid price greater than or equal to $1.00. On March 8, 1999, the Company received another notification from Nasdaq regarding its continued listing because the Company failed to maintain the minimum required market value of the public float of $1,000,000. On April 16, 1999, the Company's common stock was delisted from The Nasdaq SmallCap Market and since that date has traded on the OTC Bulletin Board.

Note 3 - Stock Split

On March 1, 1999, the Company effected a reverse stock split of the Company's common stock on the basis of one share for each four and one-half shares. The outstanding and weighted average number of shares of common stock, per share data and warrant amounts in the financial statements have been adjusted to reflect the impact of the stock split for all periods presented. The authorized number of shares was not split.

Note 4 - Preferred Stock

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

Note 5 - Warrants

In December 1996, the Company issued 57,778 warrants to purchase common stock at $26.73 per share in connection with bridge financing. In March 1997, the Company issued 333,333 warrants to purchase common stock at $26.73 per share in connection with the Company's initial public offering. These warrants could be exercised for a two-year period after March 12, 1997, the effective date of the initial public offering. The warrants expired on May 12, 1999 and may no longer be exercised.

Note 6 - Subsequent Events

On May 17, 1999, the Company's Board of Directors approved entering into a letter of intent and a common stock purchase agreement, subject to certain contingencies, for the sale of Racom common stock in anticipation of the spin out of the net assets of Racom from the public company.




           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements contained in this Report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

REVENUES. Revenues decreased 98% to $23,000 for the three months ended March 31, 1999 from $1,065,000 for the three months ended March 31, 1998. In the first quarter 1998, the Company received $1,000,000 of license revenues from signing a sublicense agreement with Hitachi. No such revenue was received in the first quarter 1999.

COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin decreased to 70% in the first quarter 1999 from 97% in the first quarter 1998. During the first quarter 1998, the license revenues of $1,000,000 have no associated direct costs.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D decreased $139,000 from $267,000 in the first quarter 1998 to $128,000 in the first quarter 1999. The decrease is primarily due to a reduction of personnel in the fourth quarter of 1998 and to the Company's furloughing all of the development personnel in March 1999.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A expenses increased $74,000 from $316,000 in the first quarter 1998 to $390,000 in the first quarter 1999. The increase is primarily due to fees paid in the first quarter of 1999 to investment banking firms and consultants who were assisting the Company in locating debt or equity financing and a potential strategic merger partner.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased $246,000 to zero in the first quarter of 1999 due to the layoff of all sales and marketing personnel during the fourth quarter of 1998.

AMORTIZATION EXPENSE. The Company's primary asset is a technology license related to the design and manufacture of its Smart card products. In the fourth quarter of 1998, the Company determined that its investment in the technology license was impaired due to the Company's current financial position and its inability to fund operations. Therefore, the Company wrote off the remaining book value of the technology license in December 1998 and, accordingly, no amortization expense was recorded in the first quarter 1999.

OTHER INCOME (EXPENSE). During the first quarter 1999, the Company earned $1,000 of interest income compared to $18,000 of interest income in the first quarter 1998. This reduction is a direct result of less funds available for investment. Other income of $42,000 in the first quarter 1999 results from the reversal of an accrual for warranty work.

LIQUIDITY AND CAPITAL RESOURCES

In March 1999, the Company announced that it was unable to continue funding operations and that most of its employees had been furloughed for an indefinite period of time. As of March 31, 1999, the Company has entered a period whereby its primary function will be to collect future royalties if and when receivable pursuant to the Company's existing RFID technology licenses to three multinational semiconductor companies, to collect license fees from sublicenses of the Company's technology to be sold by Ramtron, one of the Company's principal stockholders, and to complete existing contracts.. There can be no assurance that royalties will become due in the future or that Ramtron will be able to sell additional sublicenses of the Company's technology.

On May 17, 1999, the Company's Board of Directors approved entering into a letter of intent and a common stock purchase agreement, subject to certain contingencies, for the sale of Racom common stock in anticipation of the spin out of the net assets of Racom from the public company. There can be no assurance that the agreements will be signed or that the sale of stock will be successfully concluded.

In addition to the above proposed transaction, the Company is currently pursuing business opportunities with companies utilizing the Company's core ferroelectric memory and radio frequency technologies. If another transaction is completed it would provide the Company with additional product sales and/or license income; however, there can be no assurance that any of these opportunities will be successfully consummated.

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

                            PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting of Stockholders was held on January 29, 1999. The following proposals were approved by the stockholders.

         Proposal #1 -To amend the Company's Certificate of Incorporation to reverse split the Company's Common Stock on the basis of one share for each four and one-half shares outstanding.

               For              Against        Abstain
               ---              -------        -------
               10,207,782       3,900          200

         Proposal #2--To amend the Company's Certificate of Incorporation to authorize up to 10,000,000 shares of Preferred Stock of the Company, par value $0.01 per share, issuable in one or more series.

               For              Against        Abstain         Not Voted
               ---              -------        -------         ---------
               10,185,432       10,000         1,600           14,850

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a.)   Exhibits:

            Exhibit No.              Title
            -----------              ---------
               27          Financial Data Schedule

    (b)  Reports on Form 8-K

         Filed March 3, 1999--The Company issued a press release announcing the completion of a reverse stock split as of March 1, 1999 on the basis of one share for each four and one-half shares and announcing that, on January 29, 1999, the shareholders of the Company authorized issuance of up to 10,000,000 shares of $0.01 par value per share preferred stock.

         Filed March 15, 1999--The Company announced that it was unable to continue to fund operations, that most of its employees had been furloughed for an indefinite period of time and that it will enter a period whereby its primary function will be to collect future royalties if and when receivable pursuant to existing technology licenses with three semiconductor companies.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Racom Systems, Inc.


/s/ Arthur B. Rancis
--------------------------------------        Date: May 21, 1999
Arthur B. Rancis
President, Chief Executive Officer and
Chief Financial Officer