Form 10-Q
period 1999-06-30
RACOM SYSTEMS INC
filed 1999-08-16
CIK 919941

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                         Commission file number 0-21907


                               Racom Systems, Inc.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                         84-1182875
---------------------------------          -------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


16 W. 32nd Street, Suite 801, New York, NY                  100017
--------------------------------------------            ------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (212) 643-2080
                                 --------------
                         (Registrant's Telephone Number
                              Including Area Code)


       Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes:  X                                                       No: ___

       Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 1999:

Class                                          Number of Shares Outstanding
-----                                          ----------------------------

Common Stock, .01 par value                                19,987,230



                                     INDEX
Part I            Financial Information                                                      Page
                                                                                             ----

                    Item 1.         Condensed Balance Sheets as of                              2
                                    December 31, 1998 and June 30, 1999

                                    Condensed Statements of Operations                          3
                                    for the three and six months ended
                                    June 30, 1998 and 1999

                                    Condensed Statements of Cash Flows                          4
                                    for the six months ended June 30,
                                    1997 and 1998

                                    Notes to Condensed Financial Statements                     5

                    Item 2.         Management's Discussion and Analysis of                     6
                                    Financial Condition and Results of Operations

Part II           Other Information and Signatures                                              9



                                                 RACOM SYSTEM, INC.
                                                   BALANCE SHEETS
                                                    (Unaudited)

       ASSETS                                                                    June 30,           December 31,
                                                                                   1999                 1998
                                                                                 -------------         -------------
CURRENT ASSETS:
      Cash and cash equivalents                                                      $  80,303             $ 383,866
      Accounts receivable-trade                                                        100,000                34,947
      Accounts receivable-related parties                                                    -                 1,027
      Inventory, net of reserve of $199,615 in 1998                                          -                 4,176
      Prepaid expense & other                                                                -                40,675
                                                                                 -------------         -------------
                     Total Current Assets                                              180,303               464,691

PROPERTY AND EQUIPMENT
      Machinery and equipment                                                                -               467,448
      Furniture and fixtures                                                                 -                58,227
      Leasehold improvements                                                                 -                 3,328
                                                                                 -------------         -------------
                                                                                             -               529,003
      Less-accumulated depreciation                                                          -             (488,470)
                                                                                 -------------         -------------
                                                                                             -                40,533

                     TOTAL ASSSETS                                                     180,303               505,224
                                                                                 =============         =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable and accrued liabilities                                         337,111               247,532
      Accounts payable - related parties                                                     -                72,800
      Capital leaase obligation                                                         12,734                13,341
                                                                                 -------------         -------------
                     Total current liabilities                                         349,845               333,673
                                                                                 -------------         -------------
STOCKHOLDERS' EQUITY
      Common stock, $.01 par value, 40,000,000 shares                                   13,325                 1,991
       authorized, 1,332,482 shares issued and outstanding
      Preferred stock, no par value, 10,000,000 shares                                       -                     -
       authorized in 1999, no shares issued and outstanding
      Additional paid-in capital                                                    17,396,843            17,238,177
      Accumulated deficit                                                          (17,579,710)          (17,068,617)
                                                                                 -------------         -------------
                     Total shareholders' equity                                      (169,542)               171,551
                                                                                 -------------         -------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     180,303                 $ 505,224
                                                                                 =============         =============

                   The  accompanying   notes  are  an  integral  part  of  these
condensed financial statements.


                               RACOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended June 30,            Six months ended June 30,
                                                      1998              1999                1998                1999
                                                    -------------      -------------       -------------      -------------
REVENUES
        Product Sales                               $      65,969      $          -        $      93,147       $     23,086
        Product Sales - related party                       6,814                 -               44,141                  -
        License revenues                                  500,000                 -            1,500,000                  -
                                                    -------------      -------------       -------------      -------------
                                                          572,783                 -            1,637,288             23,086
COST OF REVENUES                                           39,846            31,711               76,044             38,510
                                                    -------------      -------------       -------------      -------------

GROSS MARGIN                                              532,937           (31,711)           1,561,244            (15,424)

OPERATING EXPENSES
        Research and development                          217,319                 -              484,067            128,117
        General and administrative                        302,896            19,933              618,502            410,403
        Sales and marketing                               220,611                 -              466,584                  -
        Amortization expense                               39,411                 -               78,822                  -
                                                    -------------      -------------       -------------      -------------
                                                          780,237            19,933            1,647,975            538,520

LOSS FROM OPERATIONS                                     (247,300)          (51,644)             (86,731)          (553,944)

OTHER INCOME (EXPENSE)
        Interest expense                                     (482)                -               (1,195)              (215)
        Interest income                                    16,807                 -               34,529              1,044
        Other                                                 (82)                -                  898             42,022
                                                    -------------      -------------       -------------      -------------
                                                           16,243                 -               34,232             42,851

NET LOSS                                              $  (231,057)        $ (51,644)           $ (52,499)        $ (511,093)
                                                    =============      =============       =============      =============

NET LOSS PER SHARE - BASIC AND DILUTED                $     (1.18)        $   (0.09)            $  (0.27)        $    (1.32)
                                                    =============      =============       =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING                       196,192           576,926              196,192            388,038
                                                    -------------      -------------       -------------      -------------


                   The  accompanying   notes  are  an  integral  part  of  these
condensed financial statements.


                               RACOM SYSTEMS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          ix months ended June 30,
                                                                          998                  1999
                                                                           ----------           ----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net Loss                                                               $ (52,499)          $ (511,093)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                        117,703               12,533
         Reserve for uncollectible accounts                                                          8,810
         Decrease (increase) in:
             Prepaid expenses and other                                         (327)               40,675
             Accounts receivables-trade                                        14,743               27,164
             Accounts receivables-related parties                              19,136                    -
             Inventory                                                        (21,911)               4,176
         Increase (decrease) in:
             Accounts payable and accrued liabilities                         (56,896)              16,779
             Accounts payable-related party                                   (20,780)                   -
                                                                           ----------           ----------
         NET CASH USED IN OPERATING ACTIVITIES                                   (831)            (400,956)

     CASH FLOWS USED IN INVESTING ACTIVITIES:
             Purchase of fixed assets                                         (52,171)                    -
             Proceeds from sale of fixed assets                                     -               28,000
                                                                           ----------           ----------
         NET CASH FLOWS USED IN INVESTING ACTIVITIES                          (52,171)              28,000

     CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from issuance of common stock                           220,000              170,000
             Payments on capital lease obligation                              (1,792)                (607)
                                                                           ----------           ----------
         NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                      218,208              169,393

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     165,206             (203,563)

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,198,567              383,866
                                                                           ----------           ----------

     CASH AND CASH EQUIVALENTS, END OF PERIOD                              $1,363,773             $180,303
                                                                           ==========           ==========


     Supplemental Disclosure of Cash Flow Information:

         Cash paid during the period for:
             Interest                                                           1,195                    -
             Income taxes                                                           -                    -


                               RACOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows or Racom Systems, Inc. as of June 30, 1999 and 1998 and for the periods then ended. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The unaudited condensed financial statements should be read with the complete financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

Note 2 - Nasdaq Listing

In October 1998, the Company received notification from Nasdaq regarding the continuing listing of its stock because the Company's common stock failed to maintain a closing bid price greater than or equal to $1.00. On March 8, 1999, the Company received another notification from Nasdaq regarding its continued listing because the Company failed to maintain the minimum required market value of the public float of $1,000,000. On April 16, 1999, the Company's common stock was delisted from The Nasdaq SmallCap Market and since that date was traded on the OTC Bulletin Board.

Note 3 - Stock Split

On March 1, 1999, the Company effected a reverse stock split of the Company's common stock on the basis of one share for each four and one-half shares. The outstanding and weighted average number of shares of common stock and per share data in the financial statements have been adjusted to reflect the impact of the stock split for all periods presented. The authorized number of shares was not split.

Note 4- Preferred Stock

On January 29, 1999, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation authorizing the Board of Directors to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. The Board of Directors is authorized to issue the preferred stock in series, establish the number of shares in each series and fix the designation, voting power, other powers, preference, rights, limitations and restrictions of each series.

Note 5- Subsequent Events

On July 12, 1999 the Company effected a reverse stock split of the Company's common stock on the basis of one share for each fifteen shares. The outstanding and weighted average number of shares of common stock and per share data in these financial statements have been adjusted to reflect the impact of the stock split for all period presented. The authorized number of shares was not split.

After the July 12, 1999 reverse split, two investment entities each beneficially owned 566,666 shares of the Company's common stock, representing in the aggregate, approximately 85% of the Company's total issued and outstanding common stock. No other shareholder owned greater than 10% of the Company's total issued and outstanding shares of common stock.

On July 20, 1999, the Company acquired approximately 99.6% (4,958,000 shares) of the issued and outstanding capital stock of NewState Capital Co., Ltd., a Korean corporation ("NewState Capital") which was formerly a subsidiary of NewState Capital Corp., a New York corporation ("NewState"), in exchange for issuing 8,000,000 shares of the Company's common stock, representing approximately 80% of the Company's total issued and outstanding shares of common stock, to NewState. The Company also assumed a $5,000,000 liability of NewState to a bank. The terms and conditions of the acquisition are more fully set forth in the Agreement and Plan of Reorganization, dated as of July 14, 1999 (the "Acquisition Agreement"), by and among the Company, NewState, NewState Capital and a newly formed wholly-owned subsidiary of the Company, NSK Holdings, Inc., a Delaware corporation ("NSK"), which is incorporated herein by reference to the Company's Form 8-K filed with the Commission on July 21, 1999. As a result of the Acquisition Agreement, (i) NewState Capital has become a subsidiary of NSK,
(ii) several new investors acquired 667,000 shares of Racom for $1,000,000 ($1.50 per share) pursuant to the terms and conditions of the Common Stock Purchase Agreement dated July 14, 1999 by and among the Company, Ocean Strategic Holdings Limited and Zebra Strategic Holdings Limited which is incorporated herein by reference to the Company's Form 8-K filed with the Commission on July 21, 1999, and (iii) NewState owns 80% of the common stock in the Company. Accordingly, following the consummation of the Acquisition, NewState controls the Company.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements contained in this Report which are not historical in nature are forward-looking statements within the meaning of the Private Securities
Litigation  Reform  Act  of  1995.  These  forward-looking   statements  can  be
identified  by the  use  of  forward-looking  terminology  such  as  "believes,"
"expects," "may," "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations governing the Company's products and international trade, the ability of the Company to market successfully its products in an increasingly competitive worldwide market, changes in the Company's operating strategy, failure to consummate or successfully integrate products developments, the general economy of the United States and the specific global markets in which the Company competes, the availability of financing from internal and external sources and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

REVENUES. Revenues decreased from $572,783 for the three months ended June 30, 1998 to zero for the three months ended June 30, 1999. In March 1999, the Company furloughed most of its employees for an indefinite period of time. The Company received no royalty or license revenues during the second quarter of 1999.

COST OF REVENUES AND GROSS MARGIN. The Company's cost of revenues was $31,711 in second quarter of 1999, down 20% from $39,846 in second quarter of 1998. As a percentage of revenues, gross margin was negative in second quarter 1999, compared to 93.0% in second quarter 1998.

RESEARCH AND DEVELOPMENT EXPENSE ("R&D"). As a result of the Company's furloughing all of the development personnel in March 1999, the Company incurred no R&D in second quarter 1999, compared to $217,319 in second quarter 1998.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A expenses decreased $282,963 from $302,896 in the second quarter 1998 to $19,933 in the second quarter 1999. The decrease is primarily due to the Company's furloughing most of its employees in March 1999.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased from $220,611 to zero in the second quarter of 1999 due to the layoff of all sales and marketing personnel during the fourth quarter of 1998.

AMORTIZATION EXPENSE. The Company's primary asset is a technology license related to the design and manufacture of its Smart card products. In the fourth quarter of 1998, the Company determined that its investment in the technology licensed was impaired due to the Company's current financial position and its inability to fund operations. Therefore, the Company wrote off the remaining book value of the technology license in December 1998 and, accordingly, no amortization expense was recorded in the second quarter of 1999.

OTHER INCOME (EXPENSE). The Company received no other income and incurred no other expense in the second quarter of 1999. In the second quarter of 1998, the Company received $16,242 in other income, comprising mostly of interest income.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

REVENUES. Revenues decreased 99% to $23,086 for the six months ending June 30, 1999 ("Interim 1999") from $1,637,288 for the six months ending June 30, 1998 ("Interim 1998"). In March 1999, the Company furloughed most of its employees for an indefinite period of time. During Interim 1998 the Company received $1,500,000 in license revenues. The Company received no royalty or license revenues during Interim 1999.

COST OF REVENUES AND GROSS MARGIN. As a percentage of revenues, gross margin is negative in Interim 1999 compared to 95% in Interim 1998. During Interim 1998, the license revenues of $1,500,000 have no associated direct costs.

RESEARCH AND DEVELOPMENT EXPENSE ("R&D"). As a result of the Company's furloughing all of the development personnel in March 1999, R&D decreased from $484,067 in Interim 1998 to $128,117 in Interim 1999.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A expenses decreased $208,099 from $618,502 in Interim 1998 to $410,403 in Interim 1999. The decrease is primarily due to the Company's furloughing most of its employees in March 1999.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased from $466,584 to zero in Interim 1999 due to the layoff of all sales and marketing personnel during the fourth quarter of 1998.

AMORTIZATION EXPENSE. The Company's primary asset is a technology license related to the design and manufacture of its Smart card products. In the fourth quarter of 1998, the Company determined that its investment in the technology licensed was impaired due to the Company's current financial position and its inability to fund operations. Therefore, the Company wrote off the remaining book value of the technology license in December 1998 and, accordingly, no amortization expense was recorded in Interim 1999.

OTHER INCOME (EXPENSE). During Interim 1999, the Company earned $1,044 of interest income compared to $34,529 of interest income in Interim 1998. This reduction is a direct result of less funds available for investment. Other income of $42,000 in Interim 1999 results from the reversal of an accrual for warranty work.

LIQUIDITY AND CAPITAL RESOURCES

In March 1999, the Company announced that it was unable to continue funding operations and that most of its employees had been furloughed for an indefinite period of time. As of June 30, 1999, the Company has entered into a period whereby its primary function will be to collect future royalties if and when receivable pursuant to the Company's existing RFID technology licenses to three multinational semiconductor companies and to complete existing contracts. There can be no assurance that royalties will become due in the future.

On May 17, 1999, the Company's Board of Directors approved entering into a letter of intent and a common stock purchase agreement (the "Agreement"), subject to certain contingencies, for the sale of Racom common stock in anticipation of the spin out of the net assets of Racom from the public company. The Agreement provided for the sale of an aggregate of 17,000,000 shares of common stock to two investment entities for a purchase price of $170,000. The Agreement further provided that (i) four of the six members of the Board of Directors of the Company would resign, (ii) the size of the Board of Directors would be reduced to five members, and (ii) three nominees of the two investment entities would be appointed to the Board of Directors in order to complete the remaining terms of the resigning directors. The transactions contemplated by the Agreement was closed on June 17, 1999.

CASH FLOW

The Company had cash and cash equivalents of $383,866 and $80,303 as of December 31, 1998 and June 30, 1999, respectively. During Interim 1999, the Company's primary source of cash was from the sales of fixed assets and the sale of 17,000,000 shares of restricted common stock at $0.01 per share.

CAPITALIZATION

The Company's capitalization of $171,551 as of December 31, 1998 was comprised entirely of stockholders' equity, as compared to a deficit of $169,542 of stockholders' equity as of June 30, 1999. The decrease is attributable to the net loss of $511,093 during Interim 1999, offset by the sale of 17,000,000 shares of restricted common stock at $0.01 per share.

YEAR 2000 DISCLOSURE.

The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company has completed an internal study to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. The results of the internal study indicate that its products are not affected by the Year 2000 issue. As of June 30, 1999, the major system utilized by the Company is its personal computer accounting system. The Company does not believe that the Year 2000 issue will have a material effect on this system.

The Company believes that there is greater risk that its vendors and customers will be affected by the Year 2000 issue. The Company is currently unable to assess, and may be unable to accurately determine, the magnitude of any Year 2000 problems that may reside in the computer and information systems of its vendors and customers, or the impact that any such problems could have on the products and services provided by the Company to such customers.

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

PART II.      Other Information

Item 1.       Legal Proceedings
              ----------------------
              None

Item 2.       Changes in Securities and Use of Proceeds
              ----------------------------------------------------

              On June 17, 1999, the Company issued 17,000,000 shares of its common stock, $0.01 par value per share, at a price of $0.01 per share, to two investment entities, pursuant to an exemption from registration under the Securities Act provided by Section 4(2) thereunder. Proceeds of the offering, aggregating $170,000, were used for the payment of outstanding liabilities and for general overhead expenses.

Item 3.       Defaults Upon Senior Securities
              --------------------------------------
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------------------

              A Special Meeting of Stockholders was held on July 12, 1999. The following proposal was approved by the stockholders.

              Proposal #1 - To amend the Company's Certificate of Incorporation to reverse split the Company's common stock on the basis of one share for each fifteen shares outstanding.

              FOR                AGAINST               ABSTAIN
              ---                -------               -------
              17,084,741         95,643                 2,347

Item 5.       Other Information
              ----------------------
              None

Item 6.       Exhibits and Reports on Form 8-K
              -----------------------------------------

(a)      Exhibits:

              27 Financial Data Schedule

(b)      Reports on Form 8-K

              * Filed July 21, 1999 - - The Company announced that it had acquired approximately 99.6% of the issued and outstanding capital stock of Newstate Capital Co., Ltd., a Korean corporation, in exchange for issuing 8,000,000 shares of its common stock, representing approximately 80% of its total issued and outstanding shares of common stock, to Newstate Capital Corp., a New York corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   RACOM SYSTEMS, INC.


                                   By: ________________________________
                                       Alexander T. Shang, Treasurer and
                                       Chief Financial Officer