Form 10QSB
period 1999-09-30
NEWSTATE HOLDINGS INC
filed 1999-11-19
CIK 919941

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                             -----------------------
                                   FORM 10-QSB
                                   (Mark One)

          [X]     Quarterly Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1999

                                       or

            [ ] Transition Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the transition period from ______ to ______

                         Commission file number 0-21907

                             NewState Holdings, Inc.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                    84-1182875
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

16 W. 32nd Street, Suite 801, New York, NY                         10001
--------------------------------------------------------    --------------------
(Address of Principal Executive Offices)

                                 (212) 643-2080
                              --------------------
                         (Registrant's Telephone Number
                              Including Area Code)

                              RACOM SYSTEMS, INC.
                   P.O. Box 3224,Boulder, Colorado 80307-3224
                        Former Fiscal Year - December 31
                        --------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes:     X                                     No: ___
                 --

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 1999:

Class                                   Number of Shares Outstanding
------                                  -------------------------------------

Common Stock, .01 par value             11,416,184

                                      INDEX

Part I    Financial Information                                            Page
------    ---------------------                                            ----

          Item 1.       Condensed  Balance  Sheets as of September            2
                        30, 1999 and at March 31, 1999

                        Condensed Statements of Operations for the three      3
                        month   periods   ended   September   30,  1999,
                        September  30, 1998,  June 30, 1999 and June 30,
                        1998, and the Six month periods ended  September
                        30, 1999 and September 30, 1998

                        Condensed  Statements  of Cash Flows for the six      4
                        months ended September 30, 1999

                        Notes to Condensed Financial Statements               5

          Item 2.       Management's   Discussion  and  Analysis  of          8
                        Financial Condition and Results of Operations


Part II   Other Information and Signatures                                   15
-------   --------------------------------


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


                         NEWSTATE HOLDINGS, INC.
                     (FORMERLY RACOM SYSTEMS, INC.)
                       CONSOLIDATED BALANCE SHEET
                               (UNAUDITED)

                                                                                                         March 31,
                                                                                September 30,               1999
                                                                                    1999                (Pro-forma)
                                                                             ---------------------   ---------------------
                                 ASSETS
Cash and cash equivalents                                                          $   9,795,960          $  26,118,761
Interest-bearing deposits with banks                                                   3,379,128              6,430,168
Securities available for sale                                                          7,208,974             10,853,802
Securities held to maturity                                                              139,397                 52,284
Loans                                                                                 75,906,125             96,547,097
Premises and equipment                                                                   156,416                      -
Accrued interest receivable                                                            2,044,047              2,422,333
Other assets                                                                           2,268,120              1,763,322
                                                                                   ---------------        -------------
       Total assets                                                                $ 100,898,167          $ 144,187,767
                                                                                   ===============        =============
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                                                 51,489,292             54,441,505
Accrued expenses and other liabilities                                                 1,522,787              1,897,308
Long-term debt                                                                        32,238,846             70,371,873
Accrued employee benefit                                                               1,310,385                561,532
Negative goodwill                                                                     11,518,680             12,775,963
                                                                                   ---------------        --------------
      Total liabilities                                                               98,079,990            140,048,182

Minority interest                                                                         27,014                 34,539

Shareholders' equity:
     Common stock ($.01 par value ; 40,000,000 shares
     authorized; 9,332,482 shares issued and outstanding as of
     March 31, 1999; 11,416,184 shares issued and outstanding)
     as of September 30, 1999)                                                           114,162                 93,325
     Preferred stock (no par value, 10,000,000 shares authorized in
     1999, no shares issued and outstanding)                                                   -
     Additional paid-in capital                                                        4,931,146              3,892,006
Retained earnings                                                                       (427,074)                91,071
Accumulated other comprehensive income                                                  (881,820)                28,645
Foreign currency translation adjustments                                                (945,251)                     -
                                                                                   ---------------        --------------
      Total shareholders' equity                                                       2,791,163              4,105,047
                                                                                   ---------------        --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 100,898,167          $ 144,187,767
                                                                                   ===============        ==============


         The accompanying notes are an integral part of these condensed financial statements.


                             NEWSTATE HOLDINGS, INC.
                         (FORMERLY RACOM SYSTEMS, INC.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months Ended                Three Months Ended               Six Months Ended
                                     -----------------------------------------------------------------------------------------------
                                    September 30,    September 30,     June 30,         June 30,      September 30,  September 30,
                                       1999             1998             1999             1998           1999             1998
                                     --------------------------------------------------------------- -------------------------------
                                                     (Pro-forma)                       (Pro-forma)                    (Pro-forma)
Interest income:
  Loans                              $ 3,975,628      $ 3,330,360      $ 2,727,491      $ 3,770,572   $ 6,703,119       $ 7,100,931
  Deposits with banks                    510,165          217,026          914,104          794,710     1,424,269         1,011,736
                                     -----------      -----------      -----------      -----------   -----------       ------------
      Total interest income            4,485,793        3,547,386        3,641,595        4,565,282     8,127,388         8,112,667
                                     -----------      -----------      -----------      -----------   -----------       ------------
Interest expenses:
  Short-term borrowings                1,363,506        1,746,171        1,616,480        2,063,848     2,979,986         3,810,019
  Long-term debt                       1,427,697        2,326,516        1,994,708        2,222,115     3,422,405         4,548,631
                                     -----------      -----------      -----------      -----------   -----------       ------------
      Total interest expenses          2,791,203        4,072,687        3,611,188        4,285,963     6,402,391         8,358,650
                                     -----------      -----------      -----------      -----------   -----------       ------------
Net interest income (expenses)         1,694,590         (525,301)          30,407          279,319     1,724,997          (245,983)
Reversal of (addition to)
      provision for loan losses          688,795           98,695           (3,474)        (202,220)      685,321          (103,525)
                                     -----------      -----------      -----------      -----------   -----------       ------------
Net interest income (expenses)
      after provision for loan losses  2,383,385         (426,606)          26,933           77,099     2,410,318          (349,508)

Other income and expenses:
  Salaries                              (568,083)        (125,231)        (889,469)         (99,116)   (1,457,552)         (224,347)
  General and administrative          (1,001,773)        (181,287)        (719,003)        (136,388)   (1,720,777)         (317,675)
  Employee benefit                      (684,869)               -         (138,253)               -      (823,122)                -
  Amortization of negative goodwill      690,403                -          683,438                -     1,373,841                 -
  Other income (loss), net               135,119          (15,290)         203,893         (123,909)      339,012          (139,199)
                                     -----------      -----------      -----------      -----------   -----------       ------------
                                      (1,429,203)        (321,808)        (859,394)        (359,413)   (2,288,598)         (681,221)

Income (loss) before
      provision for income taxes         954,182         (748,414)        (832,461)        (282,314)      121,720        (1,030,729)
Provision for income taxes              (116,941)               -          (96,540)               -      (213,481)                -
Minority interest                           (731)               -            8,662                -         7,931                 -
                                     -----------      -----------      -----------      -----------   -----------       ------------
Net income (loss)                        836,510         (748,414)        (920,339)        (282,314)      (83,830)       (1,030,729)
                                     ===========      ===========      ===========      ===========   ===========       ============
Net income (loss)
      per share of common stock           $ 0.07          $ (0.08)         $ (0.10)         $ (0.03)      $ (0.01)          $ (0.11)
                                     ===========      ===========      ===========      ===========   ===========       ============
Average shares outstanding            11,235,505        9,332,482        9,332,482        9,332,482    10,283,994         9,332,482
                                     ===========      ===========      ===========      ===========   ===========       ============


         The accompanying notes are an integral part of these condensed financial statements.



                         NEWSTATE HOLDINGS, INC.
                     (FORMERLY RACOM SYSTEMS, INC.)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)

                                                                                        For the six months ended
                                                                                 September 30,             September 30,
                                                                                     1999                      1998
                                                                                ------------------      --------------------
                                                                                                            (Pro forma)
Cash flows from operating activities:
  Net loss                                                                           $     (83,830)            $  (1,030,729)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
   Minorities interest                                                                      (7,931)                        -
   Provision for loan loss                                                                       -                   103,525
   Depreciation and amortization                                                            71,505                    46,276
   Amortization of negative goodwill                                                    (1,373,841)                        -
   Increase in accrued employee benefit                                                    823,122                         -
   Decrease in accrued expenses and other liabilities                                   (1,002,224)                 (345,635)
   Increase in accrued income and other assets                                          (1,038,457)                 (248,126)
                                                                                ------------------           ---------------
Net cash used in operating activities                                                   (2,611,656)               (1,474,689)
                                                                                ------------------           ---------------
Cash flows from investing activities:
   Decrease in loans, net                                                               23,342,614                16,544,206
   Decrease in interest bearing deposits with banks                                      3,181,701                 9,633,192
   Proceed from available-for-sale securities                                            1,929,862                         -
   Investment in subsidiary                                                             (5,000,000)                        -
   Other                                                                                  (291,219)                        -
                                                                                ------------------           ---------------
Net cash provided by investing activities                                               23,162,958                26,177,398
                                                                                ------------------           ---------------
Cash flows from financing activities:
   Decrease in short-term borrowings, net                                               (3,396,026)              (27,139,250)
   Payments on long-term debt                                                          (39,439,906)                4,692,248
   Proceeds from issuance of common stock                                                5,419,980                         -
                                                                                ------------------          ----------------
Net cash used in financing activities                                                  (37,415,952)              (22,447,002)

Effect of exchange rate changes on cash and cash equivalents                               541,849                   (85,907)
                                                                                ------------------          ----------------
Net (decrease) increase in cash and cash equivalents                                   (16,322,801)                2,169,800
Cash and cash equivalents at beginning of period                                        26,118,761                 4,440,734
                                                                                ------------------          ----------------
Cash and cash equivalents at end of period                                           $   9,795,960             $   6,610,534
                                                                                ==================          ================


         The accompanying notes are an integral part of these condensed financial statements.

                             NEWSTATE HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 September 1999

NOTE 1:       BASIS OF  PRESENTATION

              The accompanying financial statements report the consolidated accounts of NewState Holding, Inc. (formerly Racom Systems, Inc.) and its wholly-owned subsidiaries, NSK Holdings, Inc. (a Delaware corporation), Racom Systems, Inc. (a Colorado corporation) and its 99.6% owned and newly acquired subsidiary, NewState Capital Co., Ltd. (a Korean corporation). Pursuant to the acquisition described in Note 4 below, the Company has treated the transaction as a reverse acquisition and, accordingly, has reported the pro forma effect in the 1998 financial statements in order to achieve comparability in its operations and cash flows. The Company was incorporated on June 3, 1991 pursuant to the laws of the State of Delaware and presently has its principal executive offices in Seoul, Korea and New York, New York.

NOTE 2:       UNAUDITED FINANCIAL STATEMENTS

              The consolidated financial statements as of September 30, 1999, and for the periods ended June 30, 1999 and 1998 and September 30, 1999 and 1998, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. The 1998 pro forma presentation gives effect to the reverse acquisition in July 1999, in order to provide comparability in the presentation of operations and cash flows. In addition, the results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10-KSB.

NOTE 3:       PROVISION FOR LOAN LOSSES

         Since the acquisition of NewState Capital by the Company in which all loans were marked to market, the Company has established no provisions for losses. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance, net of allowance for loan losses, and since the acquisitions of NewState Capital, net of discounts associated with the adjusting loans to estimated market values.

         Any collection from prior written off loans are recorded in the income statements under the reversal of provision for loan losses. Based on management's experience with new mortgage loans originated, the Company does not believe that it is necessary to include a provision for loan losses at this time. However, this policy may change as management reviews future loan loss experience.

NOTE 4:       STOCK SPLITS

              On March 1, 1999, the Company effected a reverse stock split of the Company's common stock on the basis of one share for each four and one-half (4 1/2) shares. The authorized number of shares was not split.

              On July 12, 1999, the Company effected a reverse stock split of the Company's common stock on the basis of one share for each fifteen (15) shares. The authorized number of shares was not split.

              The outstanding and weighted average number of shares of common stock and per share data in these financial statements have been adjusted to reflect the impact of the stock splits for all period presented.

NOTE 5:       ACQUISITION

              On July 20, 1999, the Company acquired approximately 99.6% (4,958,000 shares) of the issued and outstanding capital stock of NewState Capital Co., Ltd., a Korean corporation ("NewState Capital") which was formerly a subsidiary of NewState Capital Corp., a New York corporation ("NewState NY"), in exchange for issuing 8,000,000 shares of the Company's common stock, representing approximately 80% of the Company's total issued and outstanding shares of common stock, to NewState. The Company also assumed a $5,000,000 liability of NewState NY to a bank. The terms and conditions of the acquisition are more fully set forth in the Agreement and Plan of Reorganization, dated as of July 14, 1999 (the "Acquisition Agreement"), by and among the Company, NewState NY, NewState Capital and a newly formed wholly-owned subsidiary of the Company, NSK Holdings, Inc., a Delaware corporation ("NSK"), which is incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission ("Commission") on July 21, 1999. As a result of the Acquisition Agreement, (i) NewState Capital has become a subsidiary of NSK, (ii) several new investors acquired 667,000 shares of the Company for $1,000,000 ($1.50 per share) pursuant to the terms and conditions of the Common Stock Purchase Agreement dated July 14, 1999 by and among the Company, Ocean Strategic Holdings Limited and Zebra Strategic Holdings Limited which is incorporated herein by reference to the Company's Form 8-K filed with the Commission on July 21, 1999, and (iii) NewState NY owns 80% of the common stock in the Company. Accordingly, following the consummation of the Acquisition, NewState NY controls the Company.

              The Company accounted for the acquisition as a purchase under a reverse acquisition procedure whereby NewState Capital's operations and retained earnings are reported as continuous.

              NewState Capital is a finance company incorporated on February 18, 1994 under the laws of the Republic of Korea to engage in factoring commercial notes and accounts receivables, and to provide short-term and long-term financing, including home mortgage loans, to customers. On March 12, 1999, NewState Capital acquired all the outstanding stock of Youngnam Housing Finance Co., Ltd., a Korean company providing financings for the purchase of homes to middle-income individuals. The acquisition was recorded under the purchase method of accounting.

NOTE 6:       CERTAIN TRANSACTIONS

              In July and August, 1999, the Company completed a private placement for the sales of 1,416,660 shares of the its common stock with aggregated proceeds amounting to $4,249,980. The Company utilized these funds to retire a portion of $5,000,000 liability assumed with the acquisition of NewState Capital. The entire $5,000,000 liability was repaid on August 19, 1999.

NOTE 7:       SHORT TERM BORROWINGS

              Short-term   borrowings   at  September   30,  1999  comprise  the
following:

                               Annual Interest       Thousands
                                  Rate (%)              of Won  U.S. Dollars(a)
                             --------------------------------- ----------------
General term borrowings              12.95        W  6,500,000    $   5,793,898
Notes with short-term                10.66          56,250,000       50,139,499
    finance companies
                                             -----------------  ---------------
                                                  W 62,750,000     $ 55,933,397
                                                    ==========        =========

              (a) translated at the rate of W1,128.7: $1.00, the prevailing Won to U.S. Dollar exchange rate on September 30, 1999

NOTE 8:       LONG -TERM DEBT

              Long-term debt at September 30, 1999 comprises the following:

                                                     Thousands
                                    Reference           of Won  U.S. Dollars(a)
                                  ----------------------------------------------
Debentures                             (A)        W 33,289,482     $ 29,673,208
Won currency loans                     (B)           6,000,000        5,348,213
                                             ----------------- ----------------
                                                  W 39,289,482     $ 35,021,421
                                                    ==========       ==========

(A) Debentures outstanding at September 30, 1999 comprise the following:

                                     Annual          Thousands
                                    Rates (%)           of Won  U.S. Dollars(a)
                                  ----------------------------------------------
Debentures collateralized
  by bank letter of credit            11.0        W 24,000,000     $ 21,392,853
Non-collateralized debentures       15.5-17.0        9,250,000        8,245,162
                                             ----------------- ----------------
                                                  W 33,250,000     $ 29,673,208
Profit: premium                                         39,482           35,193
                                             -----------------  ---------------
                                                  W 33,289,482     $ 29,673,208
                                                    ==========       ==========

(B) Won currency loans outstanding at September 30, 1999 comprise the following:

                                     Annual          Thousands
                                    Rates (%)           of Won  U.S. Dollars(a)
                                  ----------------------------------------------
Kukmin Bank                           10.5        W  6,000,000    $   5,348,213
                                             -----------------  ---------------
                                                   W 6,000,000    $   5,348,213
                                                    ==========       ==========

              (a) translated at the rate of W1,128.7: $1.00, the prevailing Won to U.S. Dollar exchange rate on September 30, 1999

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Overview

The Company was winding down its operations during the second half of 1998 and until July 1999, when it acquired 99.6% of the capital stock of NewState Capital Co., Ltd., a Korean corporation ("NewState Capital") from NewState Capital Corp. (NewState NY), a New York corporation.

NewState Capital was formed in February 1994 under the name Dongsuh Finance Co., Ltd. The name of the Company was changed to NewState Capital on December 9, 1998 when Dongsuh Horizon Securities Co., Ltd. ("Dongsuh Securities") sold 3,980,000 shares (99.5%) of the outstanding common stock of NewState Capital to NewState NY. In connection with the acquisition, Dongsuh Securities forgave W13,076,230,000 of short term loan receivable due from NewState Capital. The negative goodwill resulting from the purchase, and the resulting push down of NewState NY's basis, amounted to W8,675,257,000 which is being amortized over 5 years using straight-line method.

On December 9, 1998, NewState Capital issued 978,000 shares of common stock to NewState NY, bringing NewState NY's ownership of NewState Capital to 99.6%. On March 12, 1999, NewState NY acquired all the outstanding stock of Youngnam Housing Finance Co., Ltd. ("Youngnam") for W19,000,000,000 in cash. The acquisition resulted in negative goodwill of approximately W7,707,661,000 which is being amortized over 5 years using straight-line method.

From the period December 1997 to April 1999, as a result of the International Monetary Fund debt crisis in Korea ("IMF Crisis"), NewState Capital and Youngnam, after its acquisition by NewState Capital, suspended new loan originations. With the change in management in 1999, NewState Capital has revamped its loan origination procedures, increased staffing and enhanced loan origination and servicing software. Consequently, the accompanying financial statements do not reflect the Company's normal business activities in a stable economic environment.

The Company's current business plan is to expand its mortgage origination efforts throughout Korea, develop innovative new mortgage products to Korean middle-income families and individuals, and to securitize and sell its mortgage loan portfolio as mortgage-backed securities. The Company has opened four branch offices in 1999, which are located in the cities of Taegu, Changwon, Jinju, and Pusan, and will continue to expand its presence in other major Korean cities.

Home mortgage loans in Korea, including those originated by NewState Capital, typically have variable interest rates and are for terms of 15 years. There is no standard lending rate by which mortgage interest rates are determined; however, mortgage lenders, including NewState Capital, typically adjust their interest rates on a monthly basis to reflect the lender's on-going cost of funding.


COMPARISON OF THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND THE THREE MONTHS ENDED JUNE 30, 1999

Interest Income

Interest income increased to $4.5 million for the three months ended September 30, 1999 ("Second Quarter 1999"), from $3.6 million for the three months ended June 30, 1999 ("First Quarter 1999"), and $3.5 million for the three months ended September 30, 1998 ("Second Quarter 1998"). The increase in interest income in the Second Quarter 1999 as compared to the First Quarter 1999 was due to increased loan originations, offset by lower interest income from bank deposits. The increase in interest income in the Second Quarter 1999 as compared to Second Quarter 1998 was due to the acquisition of Youngnam in April 1999, offset by a reduction of average mortgage loan rate due to the stabilization of the Korean financial markets after the IMF Crisis. Excluding the effect of the Youngnam acquisition, the Company's total loan outstanding decreased approximately $8.6 million in the Second Quarter 1999 as compared to Second Quarter 1998. This is due to prepayment of mortgage loans during the first six months of 1999 when the Company suspended loan originations while the new management reviewed and revamped the existing loan underwriting, servicing and foreclosure procedures.

Interest income on bank deposits decreased to $0.5 million in the Second Quarter 1999 from $0.9 million in the First Quarter 1999 due to a decline in cash and bank deposits to $13.1 million from $26.9 million. This is due to increased originations in the Second Quarter 1999 as compared to the First Quarter 1999. Total mortgage originations increased to $7.2 million in the Second Quarter 1999 as compared to $0.7 million in the First Quarter of 1999. Interest income on bank deposits increased by $0.3 million in the Second Quarter 1999 from Second Quarter 1998 due to the acquisition of Youngnam.

Interest Expenses

Total interest expense decreased to $2.7 million in the Second Quarter 1999 from $3.5 million in the First Quarter 1999 due to lower outstanding borrowings. The Company utilized funds from early loan repayments to reduce total borrowings to $83.7 million at the end of Second Quarter 1999 from $111.8 million at the end of the First Quarter 1999. Total interest expense decreased by $1.3 million in the Second Quarter 1999 as compared to Second Quarter 1998 due to a lowering of the average cost of borrowings from 16.3% to 10.8% annual interest rate, offset by borrowings assumed with the acquisition of Youngnam.

Net Interest Income

Net interest income increased to $1.7 million in the Second Quarter 1999 as compared to $30,407 in the First Quarter 1999 and an expense of $525,301 in the Second Quarter 1998. The increase in net interest income was due to (i) the Youngnam acquisition which provided additional interest income and (ii) lower interest expenses resulting from lower borrowings and borrowing costs, and offset by (i) lower interest rate on outstanding loans and (ii) lower loans outstanding resulting from prepayments.

Reversal of Provision For Loan Losses

Reversal of provision for loan losses increased to $0.7 million in the Second Quarter 1999 from a negative $3,474 in First Quarter 1999 and $98,695 in Second Quarter 1998 due to collection of accrued interest and principal receivables previously written off.

Total Operating Expenses

Total operating expenses were $2.3 million in the Second Quarter 1999 compared to $1.7 million in the First Quarter 1999 and $0.3 million in the Second Quarter 1998. The increase during Second Quarter 1999 as compared to First Quarter 1999 was primarily attributed to an increase in employee benefits, from $138,253 to $684,869, due to accrued service and commission payments for the private placement of common stock of the Company in July and August 1999. The increase during Second Quarter 1999 as compared to Second Quarter 1998 was primarily attributed to an increase in salaries, employee benefits, and general and administrative expense due to increased staffing and office expansions associated with the resumption of normal operations during the Second Quarter 1999.

Salaries and Employee Benefits

Salaries decreased to $568,083 in the Second Quarter 1999 compared to $889,469 in the First Quarter 1999 due to a reduction in base salary for salespersons after the initial training period of approximately three months. The Company has increased staffing during the First Quarter 1999 in connection with the resumption of normal operations. Salaries increased 460% in the Second Quarter 1999 from $125,231 in the Second Quarter 1998 due to the acquisition of Youngnam and an increase of personnel to 66 from 22.

Employee benefits are accrued for employees and directors with more than one year of service and are based on their annual compensation and years of service. There were no employee benefits accrued during the Second Quarter 1998 due to the termination of most employees during 1998, resulting in no employee with more than one-year of service during Second Quarter 1998.

Amortization of Negative Goodwill

Negative goodwill totaling approximately $11.5 million resulting from the acquisition of NewState Capital in December 1998 and Youngnam in March 1999 is being amortized at rate of approximately $690,000, at the current Won:US Dollar exchange rate, each quarter over a 5 year period. There was no amortization of negative goodwill in the Second Quarter 1998.

Other Income

Other income increased to $131,119 in the Second Quarter 1999 from $203,893 in the First Quarter 1999 and a loss of $15,290 in the Second Quarter 1998. Other income consists primarily of fees from collection of loan losses and financial service commissions.

Write-down of Accrued Liabilities

In connection with the Company's acquisition of NewState Capital in July 1999, the majority of the Company's creditors agreed to forgive a portion of the accounts payable owed to each creditor. Approximately $226,000 in accounts payable were forgiven in Second Quarter 1999.

Net Income

The Company recorded a net income of $836,510 or $0.07 per share for the Second Quarter 1999 compared to a net loss of $920,339 or $0.10 per share for the First Quarter 1999. The increase in net income was primarily attributable to an increase in net interest income and reversal of provision for loan losses in the Second Quarter 1999. This was offset by higher employee benefits expense.

Similarly, compared to a net loss of $748,414 in the Second Quarter 1998, the increase in net income was primarily attributable to an increase in net interest income, reversal of provision for loan losses, and amortization of negative goodwill. This was offset by higher operating expenses associated with the resumption of normal business operations.

COMPARISON OF THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999 TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1998

Interest Income

Interest income increased to $8.1 million for the six months ended September 30, 1999 ("Interim 1999"), approximately the same for six months ended September 30, 1998("Interim 1998"). The acquisition of Youngnam added approximately $3.2 million in interest income to Interim 1999. Excluding the effect of the acquisition, interest income declined by approximately 47% to $4.3 million in Interim 1999 as compared to Interim 1998. The decrease in interest income in Interim 1999 is primarily due to a reduction in average interest rate on outstanding mortgage loans and bank deposits resulting from the stabilization of the Korean financial markets in 1999 following the IMF Crisis. Interest income on bank deposits increased to $1.4 million in Interim 1999 from $1.0 million in Interim 1998 as a result of the Youngnam acquisition. Excluding Youngnam acquisition, interest income on bank deposits decreased by approximately $0.3 million in Interim 1999 as compared to Interim 1998 due to a decrease in bank deposits and bank deposit rate.

Interest Expenses

Total interest expenses decreased to $6.4 million for Interim 1999 from $8.4 million in Interim 1998. Excluding the effect of Youngnam acquisition, total interest expenses in Interim 1999 was $4.0 million, a decline of 52% from Interim 1998. The decrease in interest expenses was primarily attributable to lower borrowing costs following the IMF Crisis and lower outstanding borrowings resulting from the applying loan prepayments to long-term debt retirement.

Net Interest Income

Net interest income increased to $1.7 million in Interim 1999 from an expense of $246,000 in Interim 1998. The increase in net interest income was due to (i) the Youngnam acquisition which provided additional interest income and (ii) lower interest expenses resulting from lower borrowings and borrowing costs, and offset by (i) lower interest rate on outstanding loans and (ii) lower loans outstanding resulting from prepayments.

Reversal of Provision For Loan Losses

Reversal of provision for loan losses increased to $0.7 million in Interim 1999 from a negative $0.1 million in Interim 1999 due to collection of accrued interest and principal receivables previously written off.

Total Operating Expenses

Total operating expenses were $4.0 million in Interim 1999 compared to $542,022 in Interim 1998. The increase in operating expenses was primarily attributed to an increase in salaries, general and administrative expense and employee benefits, and commission payments for the private placement of common stock of the Company in July and August 1999. The increase in salaries and general and administrative expenses are due to increased staffing and office expansions associated with the resumption of normal operations during Interim 1999.

Salaries and Employee Benefits

Salaries increased to $1.5 million in Interim 1999 compared to $224,347 in Interim 1998 due to the acquisition of Youngnam and an increase of personnel to 66 from 22.

Employee benefits increased to $823,122 in Interim 1999 compared to nil in Interim 1998. Employee benefits are accrued for employees and directors with more than one year of service and are based on their annual compensation and years of service. There were no employee benefits accrued during Interim 1998 due to the termination of most employees during 1998, resulting no employee with more than one-year service during Interim 1998.

Amortization of Negative Goodwill

Negative goodwill totaling approximately $11.5 million resulting from the acquisition of NewState Capital in December 1998 and Youngnam in March 1999 is being amortized at rate of approximately $690,000, at the current Won:US Dollar exchange rate, each quarter over a 5 year period. There was no amortization of negative goodwill in Interim 1998.

Other Income

Other income increased to $339,0121 in Interim 1999 from a loss of $139,199 in Interim 1998. Other income consists primarily of collection of loan losses and financial service commissions.

Write-down of Accrued Liabilities

In connection with the Company's acquisition of NewState Capital in July 1999, the majority of the Company's creditors agreed to forgive a portion of the accounts payable owed to each creditor. Approximately $226,000 in accounts payable were forgiven in Interim 1999.

Net Income

The Company recorded a net loss of $83,830 or $0.01 per share for Interim 1999 compared to a net loss of $1,030,729 or $0.11 per share for Interim 1998. The decrease in net loss was primarily attributable to (i) an increase in net interest income, (ii) reversal of provision for loan losses and (iii) amortization of negative goodwill. This was offset by higher operating expenses associated with the resumption of normal operations in Interim 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalents and interesting-bearing deposits totaling $13.2 million compared to $32.5 million at March 31, 1999. For the six months ended September 30, 1999, cash used in operating activities of $2.6 million was due to (i) the net loss of $83,830,
(ii) amortization of negative goodwill of $1.4 million, (iii) decrease in accrued expenses of $1.0 million, and (iv) increase in accrued income of $1.0 million.

Cash provided by investing activities was $23.2 million was primarily due to (i) repayment of loans outstanding of $23.3 million, (ii) decrease in bank deposits of $3.2 million and (iii) sales of securities of $1.9 million, offset by the repayment of $5 million liability assumed with the reverse acquisition of NewState Capital.

For Interim 1999, cash used in financing activities of $37.4. million was primarily due to (i) decrease in short-term borrowings of $3.4 million, (ii) repayment of long-term debt of $39.4 million and (iii) private placements of shares of common stock in the aggregated amount of $5.4 million. The Company will require additional capital to continue its operations. The Company intends to secure additional capital by issuing corporate bonds, pledging assets for bank borrowings, and issuing mortgage-back securities. The Company may also issue additional equity or convertible debt securities, if required, which may result in additional dilution to the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if available at all.

YEAR 2000 DISCLOSURE

The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company has completed an internal study to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. The results of the internal study indicate that its products are not affected by the Year 2000 issue. As of September 30, 1999, the major systems utilized by the Company is its personal computer and mini-computer systems. The Company does not believe that the Year 2000 issue will have a material effect on these two systems.

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

PART II.      Other Information

Item 1.       Legal Proceedings
              ----------------------
              None

Item 2.       Changes in Securities and Use of Proceeds
              ----------------------------------------------------

              On July 26, 1999, the Company issued 874,750 shares of its common stock, $0.01 par value per share, at a price of $3.00 per share, to four (4) Korean individuals and one (1) Korean corporate investor, pursuant to an exemption from registration under the Securities Act provided by Section 4(2) thereunder and Regulation S. Proceeds of the offering, aggregating $2,624,250, were used for the payment of outstanding liabilities and for general overhead expenses.

              On August 20, 1999, the Company issued 541,910 shares of its common stock, $0.01 par value per share, at a price of $3.00 per share, to eight
(8) Korean individuals, pursuant to an exemption from registration under the Securities Act provided by Section 4(2) thereunder and Regulation S. Proceeds of the offering, aggregating $1,625,730, were used for the payment of outstanding liabilities and for general overhead expenses.

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

      FOR                                AGAINST                   ABSTAIN
      -----                              ------------              -------------
      17,084,741                         95,643                     2,347

Item 5.       Other Information
              ----------------------
              None

Item 6.       Exhibits and Reports on Form 8-K
              -----------------------------------------

(a)      Exhibits:

                           27       Financial Data Schedule

(b)      Reports on Form 8-K

                           * Form  8-K  Filed  July  21,  1999  - - The  Company
announced that it had acquired approximately 99.6% of the issued and outstanding capital stock of NewState Capital Co., Ltd., a Korean corporation, in exchange for issuing 8,000,000 shares of its common stock, representing approximately 80% of its total issued and outstanding shares of common stock, to NewState Capital Corp, a New York corporation.

                           * Form 8-K/A filed on October 1, 1999 - - The Company
amended its Report on Form 8-K filed on July 21, 1999 by providing certain financial statements and pro forma financial information of NewState Capital Co., Ltd., a recently acquired Korean subsidiary in a reverse acquisition. The Company also announced that effective September 15, 1999 the Company changed its name to NewState Holdings, Inc. and that at the opening of business on September 17, 1999 the Company's new OTC Bulletin Board symbol was "NSTH".

                           * Form 8-K filed on October  20, 1999 - - The Company
announced that it had adopted a fiscal year consistent with the fiscal year of NewState Capital Co., Ltd., a recently acquired Korean subsidiary in a reverse acquisition. As a result of this change, the Company's fiscal year will end on March 31 of each year.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    NEWSTATE HOLDINGS, INC.

                                        ALEXANDER T. SHANG
                                    By: _________________________________
                                        Alexander T. Shang, Treasurer and
                                            Chief Financial Officer