Form 10QSB
period 1999-12-31
NEWSTATE HOLDINGS INC
filed 2000-02-18
CIK 919941

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------
                                   FORM 10-QSB
                                   (Mark One)


          /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1999
                         Commission file number 0-21907

                                       or

         /  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to ______

                         Commission file number 0-21907


                             NewState Holdings, Inc.
                            ------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Delaware                                         84-1182875
---------------------------------          -------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


156 W. 56th Street, Suite 2005, New York, NY                10019
--------------------------------------------            ------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (212) 245-5801
                                 --------------
                         (Registrant's Telephone Number
                              Including Area Code)


                              RACOM SYSTEMS, INC.
                  16 W. 32nd Street, New York, New York 10001
                        Former Fiscal Year - December 31
                  --------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes:  X                                                       No: ___

       Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 1999:

Class                                          Number of Shares Outstanding
-----                                          ----------------------------

Common Stock, .01 par value                                11,498,684

                                      INDEX
                                      -----

Part I            Financial Information                                                      Page
------            ---------------------                                                      ----
                    Item 1.         Condensed Consolidated Balance Sheets as of                 4
                                    December 31, 1999 and at March 31, 1999

                                    Condensed Consolidated Statements of                        5
                                    Operations for the three months ended
                                    December 31, 1999 and December 31,1998
                                    and for the nine months ended December 31,
                                    1999 and December 31, 1998

                                    Condensed Consolidated Statements of Cash                   6
                                    Flows for the nine months ended December
                                    31, 1999 and December 31, 1998

                                    Notes to Condensed Financial Statements                     7

                    Item 2.         Management's Discussion and Analysis of                    11
                                    Financial Condition and Results of Operations

Part II           Other Information and Signatures                                             21
-------           --------------------------------                                             --


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


                                                  NEWSTATE HOLDINGS, INC.
                                              (FORMERLY RACOM SYSTEMS, INC.)
                                                CONSOLIDATED BALANCE SHEET
                                                        (UNAUDITED)

                                                                                                            March 31,
                                                                                  December 31,                 1999
                                                                                      1999                 (Pro-forma)
                                                                               ---------------------   ---------------------
                                  ASSETS
Cash and cash equivalents                                                             $  4,207,241            $  26,118,761
Interest-bearing deposits with banks                                                     3,525,550                6,430,168
Securities available for sale                                                            1,440,696               10,853,802
Securities held to maturity                                                              1,593,633                   52,284
Loans                                                                                   78,754,699               96,547,097
Premises and equipment                                                                     284,503                        -
Accrued interest receivable                                                              2,231,982                2,422,333
Goodwill                                                                                 1,063,093                        -
Other assets                                                                             2,362,558                1,763,322
                                                                                --------------------    --------------------
       Total assets                                                                  $  95,463,955            $ 144,187,767
                                                                                ====================    ====================
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                                                   55,657,412               54,441,505
Accrued expenses and other liabilities                                                   1,015,093                1,897,308
Long-term debt                                                                          21,425,946               70,371,873
Accrued employee benefit                                                                 1,111,287                  561,532
Negative goodwill                                                                       11,553,982               12,775,963
                                                                                --------------------    --------------------
      Total liabilities                                                                 90,763,720              140,048,182

Minority interest                                                                           26,633                   34,539

Shareholders' equity:
     Common  stock ($.01 par value ;  40,000,000  shares  authorized;  9,332,482 shares  issued and  outstanding  as of March 31,  1999;  11,498,684  shares
     issued and outstanding as of December 31, 1999)                                       114,987                   93,325
     Preferred stock (no par value, 10,000,000 shares authorized in
     1999, no shares issued and outstanding)                                                    -                         -
     Additional paid-in capital                                                          5,552,493                3,892,006
Retained earnings                                                                          448,329                   91,071
Accumulated other comprehensive income (loss)                                           (1,442,207)                  28,645
                                                                                --------------------    --------------------
      Total shareholders' equity                                                         4,673,602                4,105,047
                                                                                --------------------    --------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  95,463,955            $ 144,187,767
                                                                                ====================    ====================



                                                    NEWSTATE HOLDINGS, INC.
                                                (FORMERLY RACOM SYSTEMS, INC.)
                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                                          (UNAUDITED)

                                                         Three Months Ended                      Nine Months Ended
                                                --------------------------------------- ---------------------------------------
                                                  December 31,        December 31,       December 31,        December 31,
                                                      1999                1998               1999                1998
                                                -----------------    -----------------  -----------------  -----------------
                                                                       (Pro-forma)                            (Pro-forma)
Interest income:
  Loans                                               $2,795,778         $ 3,019,925        $ 9,508,600         $ 10,150,832
  Deposits with banks                                    546,771             743,351          1,981,733            1,747,114
                                                -----------------    -----------------  -----------------  -----------------
      Total interest income                            3,342,549           3,763,276         11,490,333           11,897,946
                                                -----------------    -----------------  -----------------  -----------------
Interest expenses:
  Short-term borrowings                                1,564,334           1,544,671          4,497,351            5,368,836
  Long-term debt                                         986,689           1,831,772          4,429,537            6,408,792
                                                -----------------    -----------------  -----------------  -----------------
      Total interest expenses                          2,551,023           3,376,443          8,926,888           11,777,628
                                                -----------------    -----------------  -----------------  -----------------
Net interest income (expenses)                           791,526             386,833          2,563,445              120,318
Reversal of (addition to)
      provision for loan losses                          981,322          (1,036,967)         1,660,373           (1,133,927)
                                                -----------------    -----------------  -----------------  -----------------
Net interest income (expenses)
      after provision for loan losses                  1,772,848            (650,134)         4,223,818           (1,013,609)

Other income and expenses:
  Salaries                                              (742,441)           (158,902)        (2,354,173)            (385,148)
  General and administrative                            (540,842)           (757,315)        (2,018,602)          (1,077,866)
  Employee benefit                                      (150,902)                  -           (826,083)                   -
  Amortization of negative goodwill                      701,444             115,265          2,080,474              115,265
  Amortization of goodwill                               (58,377)                  -           (104,438)                   -
  Loss on sales of securities                         (1,597,949)                  -         (1,597,949                    -
  Other income (loss), net                               251,731              (3,959)           676,658             (141,369)
                                                -----------------    -----------------  -----------------  -----------------
                                                      (2,137,336)           (804,911)        (4,144,113)          (1,489,118)

Income (loss) before
      provision for income taxes                        (364,488)         (1,455,045)            79,705           (2,502,727)
Provision/credit for income taxes                        426,312                  -             212,273                    -
Minority interest                                          2,069               6,281             10,151                    -
                                                -----------------    -----------------  -----------------  -----------------
Net income (loss)                                         63,893          (1,448,764)           302,129           (2,502,727)
                                                =================    =================  =================  =================
Net income (loss)
      per share of common stock                         $   0.01           $   (0.16)          $   0.03            $   (0.27)
                                                 ================    =================  =================  =================
Average shares outstanding                            11,443,684           9,332,482         10,670,557            9,332,482
                                                 ================    =================   ================   ================




                                                  NEWSTATE HOLDINGS, INC.
                                              (FORMERLY RACOM SYSTEMS, INC.)
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                       For the nine months ended
                                                                                 December 31,              December 31,
                                                                                     1999                      1998
                                                                              --------------------     --------------------
                                                                                                           (Pro-forma)
Cash flows from operating activities:
  Net income (loss)                                                                   $   302,129            $  (2,496,446)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
   Minorities interest                                                                    (10,151)                  (6,281)
   Provision (reversal of provision) for loan loss                                     (1,660,373)               1,133,927
   Depreciation and amortization                                                          153,603                   68,896
   Amortization of negative goodwill                                                   (2,080,474)                (115,265)
   Amortization of goodwill                                                               104,438                        0
   Increase in accrued employee benefit                                                   837,055                        0
   Loss on sales of available-for-sale securities                                       1,597,949                        0
   Decrease in accrued expenses and other liabilities                                  (1,865,568)                (450,547)
   Increase in accrued interest receivables and other assets                           (1,060,270)                (463,178)
                                                                              --------------------     --------------------
Net cash used in operating activities                                                  (3,681,662)              (2,328,894)
                                                                              --------------------     --------------------
Cash flows from investing activities:
   Decrease in loans, net                                                              27,284,302               28,816,810
   Decrease (increase) in interest bearing deposits with banks                          3,279,266                9,891,303
   Proceed from available-for-sale securities                                           6,665,539                  173,482
   Investment in subsidiary                                                            (5,150,500)                       0
   Other                                                                               (2,024,431)              (2,347,311)
                                                                              --------------------     --------------------
Net cash provided by investing activities                                              30,054,176               36,534,284
                                                                              --------------------     --------------------
Cash flows from financing activities:
   Decrease in short-term borrowings, net                                              (2,581,452)             (22,594,256)
   Decrease (increase) in long-term debt                                              (52,269,033)              (4,000,866)
   Proceeds from issuance of common stock                                               5,419,980                3,718,348
                                                                              --------------------     --------------------
Net cash used in financing activities                                                 (49,430,505)             (22,876,774)

Effect of exchange rate changes on cash and cash equivalents                            1,146,471                1,683,127
                                                                              --------------------     --------------------
Net increase (decrease) in cash and cash equivalents                                  (21,911,520)              13,011,743
Cash and cash equivalents at beginning of period                                       26,118,761                4,440,734
                                                                              --------------------     --------------------
Cash and cash equivalents at end of period                                          $   4,207,241            $  17,452,477
                                                                              ====================     ====================


                             NEWSTATE HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  December 1999

NOTE 1:       BASIS OF PRESENTATION

         The accompanying financial statements report the consolidated accounts of NewState Holding, Inc. (formerly Racom Systems, Inc.) and its wholly-owned subsidiaries, NSK Holdings, Inc. (a Delaware corporation), Racom Systems, Inc. (a Colorado corporation) and its 99.6% owned and newly acquired subsidiary, NewState Capital Co., Ltd. (a Korean corporation). Pursuant to the acquisition described in Note 5 below, the Company has treated the transaction as a reverse acquisition and, accordingly, has reported the pro forma effect in the 1998 financial statements in order to achieve comparability in its operations and cash flows. The Company was incorporated on June 3, 1991 pursuant to the laws of the State of Delaware and presently has its principal executive offices in Seoul, Korea and New York, New York.

NOTE 2:       UNAUDITED FINANCIAL STATEMENTS

         The consolidated financial statements as of December 31, 1999, and for the periods ended December 31, 1999 and 1998, included herein are unaudited;
however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. The 1998 pro forma presentation gives effect to the reverse acquisition in July 1999, in order to provide comparability in the presentation of operations and cash flows. In addition, the results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10-KSB.

NOTE 3:       PROVISION FOR LOAN LOSSES

              Since the acquisition of NewState Capital by the Company in which all loans were marked to market, the Company has established no provisions for losses. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance, net of allowance for loan losses, and since the acquisition of NewState Capital, net of discounts associated with the adjusting loans to estimated market values.

              Any collection from prior written off loans are recorded in the income statements under other income (this was erroneously stated in the December 31, 1999 10-QSB as recorded under reversal of provision for loan losses). From time to time, the management, in consultation with its Korean independent auditor, record under reversal of provision for loan losses in the income statement a portion of previously written-off loans which the Company believes are recoverable based on recent payment history of individual borrowers.

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

NOTE 7:       LOANS

              The loan balances at December 31, 1999 comprise the following components by loan types (in thousands of Won):


                                                                   Unamortized
                                                                interest premium
                                                                and discount and                       Balance in
                                                   Principal     credit discount       Balance       U.S. Dollars(a)
                                             -----------------  ----------------   --------------   ---------------
              Residential real estate           W   84,989,595    W  1,124,480       W 86,114,075       $75,182,534
              Consumer                               3,492,267        (562,689)         2,929,578         2,557,690
              Commercial                            15,447,885     (14,285,906)         1,161,979         1,014,475
                                              ----------------   ----------------   -------------    --------------
                                                W  103,929,747    W 13,724,115       W 90,205,632       $78,754,699


         (a) translated at the rate of W1,145.4: $1.00, the prevailing Won to U.S. Dollar exchange rate on December 31, 1999

NOTE 8:       SHORT TERM BORROWINGS

              Short-term borrowings at December 31, 1999 comprise the following:



                                                 Annual Interest       Thousands
                                                    Rate (%)              of Won      U.S. Dollars(a)
                                               ---------------------------------     ----------------
               General term borrowings           12.75-14.50        W  8,000,000        $   6,984,460
               Notes with short-term              9.25-11.00          55,750,000           48,672,953
                      finance companies
                                                               -----------------      ---------------
                                                                    W 63,750,000         $ 55,657,412
                                                               =================      ===============


         (a) translated at the rate of W1,145.4: $1.00, the prevailing Won to U.S. Dollar exchange rate on December 31, 1999

NOTE 9:       LONG -TERM DEBT

              Long-term debt at December 31, 1999 comprises the following:


                                                                       Thousands
                                                      Reference           of Won      U.S. Dollars(a)
                                                    ------------------------------   ----------------
                Debentures                               (A)        W 21,541,278         $ 18,806,774
                Won currency loans                       (B)           3,000,000            2,619,172
                                                               -----------------     ----------------
                                                                    W 24,541,279         $ 21,425,947
                                                               =================     ================

(A) Debentures outstanding at December 31, 1999 comprise the following:


                                                       Annual          Thousands
                                                      Rates (%)           of Won      U.S. Dollars(a)
                                                    ------------------------------   ----------------
                Debentures collateralized
                  by bank letter of credit         12.30-12.78      W 18,000,000         $ 15,715,034
                Non-collateralized debentures           10.5           3,500,000            3,055,701
                                                               -----------------     ----------------
                                                                    W 21,500,000         $ 18,770,735
                Profit: premium                                           41,279               36,039
                                                               -----------------     ----------------
                                                                    W 21,541,279         $ 18,806,774
                                                               =================     ================

(B) Won currency loans outstanding at December 31, 1999 comprise the following:


                                                       Annual          Thousands
                                                      Rates (%)           of Won      U.S. Dollars(a)
                                                    ------------------------------   ----------------
                Kukmin Bank                             12.5        W  3,000,000        $   2,619,172
                                                               -----------------      ---------------
                                                                    W  3,000,000        $   2,619,172
                                                               =================      ===============

         (a) translated at the rate of W1,145.4: $1.00, the prevailing Won to U.S. Dollar exchange rate on December 31, 1999

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

NewState Capital was formed in February 1994 under the name Dongsuh Finance Co., Ltd ("Dongsuh Finance"). Dongsuh Finance changed its name to NewState Capital on December 9, 1998 when Dongsuh Horizon Securities Co., Ltd. ("Dongsuh Securities") sold 3,980,000 shares (99.5%) of the outstanding common stock of Dongsuh Finance to NewState NY. In connection with the acquisition, Dongsuh Securities forgave W13,076,230,000 of short term loan receivable due from NewState Capital. The negative goodwill resulting from the purchase, and the resulting push down of NewState NY's basis, amounted to W8,675,257,000 which is being amortized over 5 years using straight-line method.

On December 9, 1998, NewState Capital issued 978,000 shares of common stock to NewState NY, bringing NewState NY's ownership of NewState Capital to 99.6%. On March 12, 1999, NewState Capital acquired all the outstanding stock of Youngnam Housing Finance Co., Ltd. ("Youngnam") for W19,000,000,000 in cash. The acquisition resulted in negative goodwill of approximately W7,707,661,000 which is being amortized over 5 years using straight-line method. Effectively on December 20, 1999, Youngnam merged into NewState Capital.

From the period December 1997 to April 1999, as a result of the International Monetary Fund debt crisis in Korea ("IMF Crisis"), NewState Capital and Youngnam, after its acquisition by NewState Capital, suspended new loan originations. With the acquisition of the capital stock of NewState Capital by the Company in 1999, NewState Capital has revamped its loan origination procedures, increased staffing and enhanced loan origination and servicing software. Consequently, the accompanying financial statements do not reflect the Company's normal business activities in a stable economic environment.

The Company's current business plan is to expand its mortgage origination efforts throughout Korea, develop innovative new mortgage products to Korean middle-income families and individuals, and to securitize and sell its mortgage loan portfolio as mortgage-backed securities. The Company has opened five branch offices in 1999, which are located in the cities of Taegu, Changwon, Jinju, Pusan and Kwang-ju, and will continue to expand its presence in other major Korean cities.

Home mortgage loans in Korea, including those originated by NewState Capital, typically have variable interest rates and are for terms of 15 years. There is no standard lending rate by which mortgage interest rates are determined; however, mortgage lenders, including NewState Capital, typically adjust their interest rates on a monthly basis to reflect the lender's on-going cost of funding.


COMPARISON OF THE THREE MONTH PERIOD ENDED DECEMBER 31, 1999 TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998

Interest Income

Interest income decreased to $3.3 million, or approximately 13.2%, for the three months ended December 31, 1999 ("Third Quarter 1999") from $3.8 million for the three months ended December 31, 1998 ("Third Quarter 1998"). The decrease in interest income in the Third Quarter 1999 as compared to Third Quarter 1998 was due to the reduction of average mortgage loan rate resulting from the stabilization of the Korean financial markets after the IMF Crisis, offset by the acquisition of Youngnam which provided $1.05 million in interest income in the Third Quarter 1999. Excluding the effect of the Youngnam acquisition, interest income decreased approximately $1.55 million, or approximately 40.8%, in the Third Quarter 1999 as compared to Third Quarter 1998. This is due to a decrease of approximately $13.3 million in mortgage loans, compared to the amount outstanding as of December 31, 1998, as a result of prepayments.

Interest income on bank deposits decreased to $0.55 million in the Third Quarter 1999 from $0.74 million in the Third Quarter 1998 due to a decline in cash and bank deposits to $7.7 million from $34 million. Funds from cash and bank deposits were used to retire long-term borrowings, which decreased from $52.3 million as of December 31 ,1998 to $21.4 million as of December 31, 1999.

Interest Expenses

Total interest expense decreased to $2.5 million in the Third Quarter 1999 from $3.4 million in the Third Quarter 1999 due to lower outstanding borrowings. The Company utilized funds from early loan repayments to reduce total borrowings to $77.1 million at the end of Third Quarter 1999 from $87.6 million at the end of the Third Quarter 1999. Interest expenses were also decreased due to a lowering of the average cost of borrowings from 16.3% to 10.8% annual interest rate, offset by borrowings assumed with the acquisition of Youngnam.

Net Interest Income

Net interest income increased to $791,526 in the Third Quarter 1999 as compared to $386,833 in the Third Quarter 1998. The increase in net interest income was due to (i) the Youngnam acquisition which provided additional interest income and (ii) lower interest expenses resulting from lower borrowings and borrowing costs, and offset by (i) lower interest rate on outstanding loans and (ii) lower loans outstanding resulting from prepayments.

Reversal of Provision For Loan Losses

Reversal of provision for loan losses increased to $1 million in the Third Quarter 1999 from an addition to provision for loan losses of $1.04 million in Third Quarter 1998. The reversal is based on collection of accrued interest and principal payments from previously written-off loans, resulting in higher recovery projection on these loans.

Total Operating Expenses

Total operating expenses were $1.4 million in the Third Quarter 1999 compared to $0.9 million in the Third Quarter 1998. The increase during Third Quarter 1999 as compared to Third Quarter 1998 was primarily attributed to an increase in salaries, employee benefits, and general and administrative expense due to increased staffing and office expansions associated with the resumption of normal operations during the fiscal year 1999.

Salaries and Employee Benefits

The Company has increased staffing during the fiscal year 1999 in connection with the resumption of normal operations. Salaries increased 460% in the Third Quarter 1999 to $742,441 from $158,902 in the Third Quarter 1998 due to the acquisition of Youngnam and an increase of personnel from 24 to 100.

Employee benefits are accrued for employees and directors with more than one year of service and are based on their annual compensation and years of service. There were no employee benefits accrued during the Third Quarter 1998 due to the termination of most employees during 1998, resulting in no employee with more than one-year of service during Third Quarter 1998.

Amortization of Negative Goodwill

Negative goodwill totaling approximately $11.5 million resulting from the acquisition of NewState Capital by NewState NY in December 1998 and Youngnam by NewState Capital in March 1999 is being amortized at rate of approximately $700,000, at the current Won:US Dollar exchange rate, each quarter over a 5 year period. There was no amortization of negative goodwill in the Third Quarter 1998.

Amortization of Goodwill

Goodwill totaling approximately $1.1 million resulting from the acquisition of NewState Capital by the Company is being amortized at rate of approximately $58,000 per quarter over 5 years. There was no amortization of goodwill in the Third Quarter 1998.

Loss on Sales of Available-for-Sale Securities

The Company took a loss of $1.6 million on disposition of 720,000 shares of common stock of Chung An Finance Co. As of end of Third Quarter 1999, the Company has a portfolio of available-for-sale securities totaling approximately $3 million.

Other Income

Other income increased to $251,731 in the Third Quarter 1999 from an expense of $3,959 in the Third Quarter 1998. Other income consists primarily of fees from collection of loan losses and financial service commissions.

Net Income

The Company recorded a net income of $63,893 or $0.01 per share for the Third Quarter 1999 compared to a net loss of $1.45 million or $0.16 per share for the Third Quarter 1998. The increase in net income was primarily attributable to an increase in net interest income, reversal of provision for loan losses, amortization of negative goodwill, and credit for income taxes in the Third Quarter 1999. This was offset by higher operating expenses associated with the resumption of normal business operations in fiscal year 1999. The Company has recorded a credit for income taxes in Third Quarter 1999 as a result of over-reporting of income taxes in Second Quarter 1999.

COMPARISON OF THE NINE MONTH PERIOD ENDED DECEMBER 31, 1999 TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 1998

Interest Income

Interest income decreased to $11.5 million for the nine months ended December 31, 1999 ("Interim 1999") from $11.9 million for nine months ended December 31, 1998 ("Interim 1998"). The acquisition of Youngnam added approximately $4.2 million in interest income to Interim 1999. Excluding the effect of the acquisition, interest income declined by approximately 46% to $7.2 million in Interim 1999 as compared to Interim 1998. The decrease in interest income in Interim 1999 is primarily due to a reduction in average interest rate on outstanding mortgage loans and bank deposits resulting from the stabilization of the Korean financial markets in 1999 following the IMF Crisis. Interest income on bank deposits increased to $2 million in Interim 1999 from $1.7 million in Interim 1998 as a result of the Youngnam acquisition. Excluding Youngnam acquisition, interest income on bank deposits decreased by approximately $0.4 million in Interim 1999 as compared to Interim 1998 due to a decrease in bank deposits and bank deposit rate.

Interest Expenses

Total interest expenses decreased to $8.9 million for Interim 1999 from $11.8 million in Interim 1998. Excluding the effect of Youngnam acquisition, total interest expenses in Interim 1999 was $5.8 million, a decline of 35% from Interim 1998. The decrease in interest expenses was primarily attributable to lower borrowing costs following the IMF Crisis and lower outstanding borrowings resulting from the applying loan prepayments to long-term debt retirement.

Net Interest Income

Net interest income increased to $2.6 million in Interim 1999 from $120,000 in Interim 1998. The increase in net interest income was due to (i) the Youngnam acquisition which provided additional interest income and (ii) lower interest expenses resulting from lower borrowings and borrowing costs, and offset by (i) lower interest rate on outstanding loans and (ii) lower loans outstanding resulting from prepayments.

Reversal of Provision For Loan Losses

Reversal of provision for loan losses increased to $1.7 million in Interim 1999 from a provision for loan losses of $1.1 million in Interim 1999. The reversal is based on collection of accrued interest and principal payments from previously written-off loans, resulting in higher recovery projection on these loans.

Total Operating Expenses

Total operating expenses were $5.2 million in Interim 1999 compared to $1.4 million in Interim 1998. The increase in operating expenses was primarily attributed to an increase in salaries, general and administrative expense and employee benefits. The increase in salaries and general and administrative expenses are due to increased staffing and office expansions associated with the resumption of normal operations during Interim 1999.

Salaries and Employee Benefits

Salaries increased to $2.3 million in Interim 1999 compared to $385,145 in Interim 1998 due to the acquisition of Youngnam and an increase of personnel from 24 to 100.

Employee benefits increased to $826,083 in Interim 1999 compared to nil in Interim 1998. Employee benefits are accrued for employees and directors with more than one year of service and are based on their annual compensation and years of service. There were no employee benefits accrued during Interim 1998 due to the termination of most employees during 1998, resulting no employee with more than one-year service during Interim 1998.

Amortization of Negative Goodwill

Negative goodwill totaling approximately $11.5 million resulting from the acquisition of NewState Capital in December 1998 and Youngnam in March 1999 is being amortized at rate of approximately $700,000, at the current Won:US Dollar exchange rate, each quarter over a 5 year period. There was no amortization of negative goodwill in Interim 1998.

Amortization of Goodwill

Goodwill totaling approximately $1.1 million resulting from the acquisition of NewState Capital by the Company is being amortized at rate of approximately $58,000 per quarter over 5 years. There was no amortization of goodwill in Interim 1998.

Other Income

Other income increased to $676,658 in Interim 1999 from a loss of $141,369 in Interim 1998. Other income consists primarily of collection of loan losses and financial service commissions.

Net Income

The Company recorded a net income of $302,129 or $0.03 per share for the Interim 1999 compared to a net loss of $2.5 million or $0.27 per share for the Interim 1998. The increase in net income was primarily attributable to (i) an increase in net interest income, (ii) reversal of provision for loan losses, (iii) amortization of negative goodwill, and (iv) credit for income taxes. This was offset by higher operating expenses associated with the resumption of normal business operations in fiscal year 1999. The Company has recorded a credit for income taxes in Interim 1999 as a result of the merger of Youngnam into NewState Capital, thus allowing the Company to utilize Youngnam's net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash and cash equivalents and interesting-bearing deposits totaling $7.7 million compared to $32.5 million at March 31, 1999. For the nine months ended December 31, 1999, cash used in operating activities of $3.7 million was primarily due to (i) the net income of $302,129, (ii) reversal of provision for loan losses of $1.7 million, (iii) amortization of negative goodwill of $2.1 million, (iv) increase in accrued employee benefit of $837,055, (v) loss on sales of available-for-sale securities of $1.6 million, (vi) decrease in accrued expenses of $1.8 million, and (iv) increase in accrued income of $1.1 million.

Cash provided by investing activities was $30 million was primarily due to (i) repayment of loans outstanding of $27.3 million, (ii) decrease in bank deposits of $3.3 million and (iii) sales of securities of $6.7 million and (iv) investment in the subsidiary NewState Capital totaling $5.2 million (equivalent to the loan and associated interest payments assumed with the reverse acquisition of NewState Capital).

For Interim 1999, cash used in financing activities of $49.4 million was primarily due to (i) decrease in short-term borrowings of $2.6 million, (ii) repayment of long-term debt of $52.3 million and (iii) private placements of shares of common stock in the aggregated amount of $5.4 million. The Company will require additional capital to continue its operations. The Company intends to secure additional capital by issuing corporate bonds, pledging assets for bank borrowings, and issuing mortgage-back securities. The Company may also issue additional equity or convertible debt securities, if required, which may result in additional dilution to the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if available at all.

YEAR 2000 UPDATE

The Company conducted tests of its systems and applications on January 1 and 2, 2000. To date, the Company has not experienced any material disruptions of its internal computer systems or application software and has not experienced any material problems with the computer systems or application software of its third party vendors. The Company continues to monitor its systems and applications and those of its third party vendors in order to address them promptly, should any arise.

Although the Company's Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000 related risks, including risks due to the fact Year 2000 is a leap year. Management believes that appropriate actions has been taken to address these remaining Year 2000 issues. However, management cannot be certain that Year 2000 issues will not have a material adverse impact on the Company, since it is early in the Year 2000.

PART II.      Other Information

Item 1.       Legal Proceedings
              ----------------------
              None

Item 2.       Changes in Securities and Use of Proceeds
              ----------------------------------------------------

              On November 10, 1999, the Company issued 82,500 shares of its common stock, $0.01 par value per share, at a price of $3.00 per share, to Mr. Kim Kyung Dong, a Korean individual, pursuant to an exemption from registration under the Securities Act provided by Section 4(2) thereunder and Regulation S. The issuance of these shares by the Company to Mr. Dong was in full and final payment for certain capital raising services rendered by Mr. Dong to the Company in Korea.

Item 3.       Defaults Upon Senior Securities
              --------------------------------------
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------------------
              None

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

                                    NEWSTATE HOLDINGS, INC.


                                    By:      ALEXANDER T. SHANG
                                             ----------------------------
                                             Alexander T. Shang, Treasurer and
                                                Chief Financial Officer


Dated:  February 18, 2000