Form 10KSB
period 2000-03-31
NEWSTATE HOLDINGS INC
filed 2000-06-29
CIK 919941

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             -----------------------
                                   FORM 10-KSB

(Mark One)

[_X_] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:          March 31, 2000

                                       OR

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                         Commission file number 0-21907

                             NEWSTATE HOLDINGS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Delaware                              84-1182875
------------------------------------------         ---------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

156 West 56th Street, Suite 2005
         New York, New York                                10019
------------------------------------------         --------------------------
(Address of Principal Executive Offices)           (Zip Code)


                                 (212) 245-5801
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:

               None

         Securities registered under Section 12(g) of the Exchange Act:

               Common Stock, $0.01 par value per share

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
[_X_] Yes [___] No


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_]

         The registrant's revenues as of March 31, 2000 was $_____________.

         The aggregate market value of the common stock of the registrant held by non-affiliates as of June 27, 2000 was approximately $3,684,118 based on the average bid and asked prices for such common stock as reported on the Over-The-Counter Bulletin Board. The number of shares of common stock of the registrant outstanding as of June 27, 2000 was 11,508,684.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [__] No [__]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  Transitional Small Business Disclosure Format (check one): Yes [___] No [_X_]

                       DOCUMENTS INCORPORATED BY REFERENCE

         No annual report to security holders, proxy or information statement or prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 is incorporated herein by reference.


                                TABLE OF CONTENTS

                                                                                 Page
PART I                                                                          -------

Item 1. Description of Business                                                 4
Item 2. Description of Properties                                               14
Item 3. Legal Proceedings                                                       14
Item 4. Submission of Matters to a Vote of Security Holders                     15

PART II


Item 5. Market for Common Equity and Related Stockholder Matters                15
Item 6. Management's Discussion and Analysis or Plan of Operation               17
Item 7. Financial Statements                                                    17
Item 8. Change In and Disagreements With Accountants on Accounting
         and Financial Disclosure                                               17

PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                      18
Item 10. Executive Compensation                                                 20
Item 11. Security Ownership of Certain Beneficial Owners and Management         21
Item 12. Certain Relationships and Related Transactions                         23
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K        23

SIGNATURES




                    Statement Regarding Forward-Looking Statements

                    Statements contained in this document which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.

                  Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include, but are not limited to, regulatory constraints, changes in laws or regulations governing the Company's products, services and international trade, the ability of the Company to market successfully its products and services in an increasingly competitive worldwide market, changes in the Company's operating strategy, failure to consummate or successfully integrate product developments, the general economy of the United States and the specific global markets in which the Company competes, the availability of financing from internal and external sources and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at any time.

         All references in this Form 10-KSB to "the Company," "we," "us," or "our" are to NewState Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

                  BUSINESS OVERVIEW

                  NewState Holdings, Inc. is the holding company and parent corporation for its network of financial services companies in the Republic of Korea. We were originally incorporated under the name Racom Systems, Inc. in the State of Delaware on June 3, 1991 and in September 1999 we changed our name to NewState Holdings, Inc. The Company has principal executive offices in New York, New York and Seoul, Korea. Our principal business operations are located in Korea.

                  Our principal operating subsidiary in Korea, NewState Capital Co., Ltd. (formerly known as Dongsuh Finance Co., Ltd.) ("NewState Capital"), is registered with the Korean Financial Supervisory Commission as a "specialty finance company" under the Credit Specialized Financial Business Act of 1997. NewState Capital was acquired by our present management in December 1998 and restructured to specialize in the origination and servicing of residential mortgage loans to individual borrowers in Korea.

                  Our current business plan is to expand NewState Capital's mortgage origination efforts throughout Korea, develop and offer innovative new mortgage products to Korean middle-income families and individuals, and to securitize and sell its mortgage loan portfolio as mortgage-backed securities to public investors in Korea. We seek to become the leading residential mortgage originator in Korea by providing highly efficient, responsive and sophisticated loan servicing to Korean homebuyers.

                  We currently manage and service approximately 74.2 billion Korean Won (US$70 million) in residential mortgage assets as of March 31, 2000. We expect our mortgage loan portfolio to expand to be about 200 billion Korean Won (US$180 million) by the end of our 2000 fiscal year (March 31, 2001). We anticipate that NewState Capital will build an additional five branch offices besides the corporate headquarters in Seoul, Korea and the other six branch offices, and plan to have one regional office in each major metropolitan area throughout Korea within fiscal year 2000. We expect that the total number of branch offices in Korea will be 15 and 150 additional full time employees will be hired in the same time period. This aggressive expansion plan is designed to enable NewState Capital to build relationships with customers in order to maximize the rate of market penetration.

                  ACQUISITION OF NEWSTATE CAPITAL

                  On July 20, 1999, we acquired 99.6% (4,958,000 shares) of the issued and outstanding capital stock of NewState Capital, which was formerly a subsidiary of NewState Capital Corp, a privately-held New York corporation
("NewState NY"), in exchange for issuing 8,000,000 shares of our common stock, representing approximately 80% of our total issued and outstanding shares of common stock, to NewState NY. We also assumed a $5,000,000 liability of NewState NY to a bank which we repaid in full in August 1999. The terms and conditions of the acquisition are more fully set forth in the Agreement and Plan of Reorganization, dated as of July 14, 1999 (the "Acquisition Agreement"), by and among the Company, NewState NY, NewState Capital and a newly formed wholly-owned subsidiary of the Company, NSK Holdings, Inc. ("NSK"), which is incorporated herein by reference to our Form 8-K filed with the Commission on July 21, 1999.

                  As a result of the Acquisition Agreement, (i) NewState Capital became a 99.6% owned subsidiary of NSK, our wholly-owned subsidiary, and (ii) NewState NY became the owner of approximately 80% of our common stock. Immediately following the reverse acquisition, we revised our business plan to focus on the residential mortgage lending business of NewState Capital.

                  OUR MORTGAGE BUSINESS


                  The Korean residential mortgage loan process is divided into three primary areas:


                  -  mortgage   origination   -   sourcing,   verification   and
documentation of mortgage loans;


                  - mortgage funding - underwriting, funding and selling closed loans to mortgage loan purchasers; and


                  -    servicing    -   ongoing    billing,    collection    and
foreclosure/collateral management.


                  We believe that the residential mortgage market in Korea has experienced a recession in recent years as a result of the government's control over real estate investment on certain properties. It is our belief, however, that the Korean residential mortgage market now faces a turning point due an to extensive government deregulation plan and the enactment of new laws by the Korean government to encourage the growth of the real estate market. The current residential mortgage market in Korea can be categorized into two primary sectors: (i) the publicly funded housing loan sector and (ii) the privately funded housing loan sector. The National Housing Fund, Korean Housing Bank and Kookmin Bank are government-controlled financial institutions primarily responsible for offering public residential mortgage loans to middle or low income households. Life insurance companies, commercial banks and specialty finance companies have been responsible for providing private housing loans to all other qualified individuals.

                  Mortgage Products

                  We plan to become the leading mortgage originator and servicer in the Korean residential mortgage industry. NewState Capital offers first mortgages to homebuyers and homeowners seeking to refinance. NewState Capital handles all aspects of loan origination, including quoting rates, collecting and verifying borrower data, locking the rate, pre-underwriting the loan package, and arranging for appraisal and settlement services for the borrower. In addition, NewState Capital can provide complete transaction fulfillment, including underwriting, funding and packaging loans for sale to the secondary markets in Korea. Through one of NewState Capital's branch offices or its website, NewState Capital currently offers a wide array of mortgage loan products, including 30 and 15-year fixed rate loans, a variety of adjustable rate mortgages, balloon mortgages and other loan products. NewState Capital offers assistance to prospective borrowers in making their home buying decisions in each phase of the loan application process.

                  Mortgage Origination and Underwriting

                  NewState Capital originates, underwrites, funds and sells mortgage loans to homebuyers. Loan applications generally are prepared by NewState Capital's loan officers located at one of its branch offices. Verification procedures, include, among other things, obtaining: (i) written confirmations of the applicant's income and bank deposits, (ii) a formal credit report on the applicant from an unaffiliated credit reporting agency, (iii) a preliminary title report, and (iv) a real estate appraisal. Appraisals for mortgage loans are prepared by third party, unaffiliated appraisers who are pre-approved based upon their experience, education and reputation.

                  Completed loan applications are then transmitted to NewState Capital's underwriting department. NewState Capital's underwriting department contains experienced staff who verify the completeness and accuracy of application information, and determine its compliance with its underwriting criteria and those of applicable government agencies. NewState Capital's guidelines for underwriting mortgage loans comply with the underwriting criteria employed by non-bank mortgage lenders in Korea under the supervision of the Financial Supervisory Commission. NewState Capital's underwriting personnel function independently of its loan origination personnel and do not report to any individual directly involved in the loan origination process. NewState Capital considers the following general underwriting criteria in determining whether to approve a loan application:

                           -        employment and income;

                           -        credit history;

                           -        property value and characteristics; and

                           -        available assets.

                  NewState Capital is currently in the process of adopting United States underwriting and loan servicing standards and is converting its servicing software to meet these servicing guidelines. In order to meet the growing demand for residential mortgages in Korea, management is instituting more responsive customer services and faster and easy-to-use loan processing systems, including the recent introduction of our online loan application process through our website.

                  Mortgage Servicing

                  NewState Capital devotes significant resources to providing personalized, timely customer service and support to minimize the potential uncertainty, anxiety and inconvenience of the loan process. By combining high-tech communications with highly personalized attention, the Company believes that NewState Capital provides a level of customer service superior to that experienced in the traditional loan application and servicing process.

                  The primary goal of loan portfolio servicing is to collect loan payments in full from borrowers when due and payable. Any deviation from this objective is considered a default. NewState Capital's portfolio servicing team is directly responsible for managing and preventing these deviations or defaults. In order to maximize servicing efficiency, NewState Capital's portfolio servicing team operates an advanced computer tracking system named the Delinquency Information Management System ("DIMS"), which it adopted from the U.S. version of the DIMS. DIMS provides delinquency reports which itemizes the amounts and days past due per borrower. DIMS classifies our loan portfolio by level of creditability, and organizes the information relating to payment reminders, enforcement letters, and foreclosure documents in an orderly fashion to maximize collection efforts. DIMS also manages our foreclosure information, including the procedure schedule, courts dates, decisions and follow-up schedules.

                  NewState Capital's portfolio servicing team constantly trains its staff of highly sophisticated mortgage debt management specialists. During the mandatory portfolio servicing training program, trainees are required to attend classes on mortgage operations, servicing procedure, real estate and mortgage law, housing rental law and other similar courses. Comprehensive in-the-field training is also offered to strengthen the skills of the servicing team. NewState Capital's portfolio servicing team is continuously attending outside lectures and seminars regarding the real estate market and industry in an effort to keep abreast of current economic and legal issues developing and affecting the mortgage industry.

                  Marketing Strategy

                  We believe that it is critically important for financial service providers to establish themselves as household names. With this objective in mind, we continuously strive to promote and support NewState
Capital's corporate image as the mortgage company that reaches out to individuals and families in Korea by placing the customer's needs first. We believe that our mortgage products and services will change the way that people live by improving the quality of their lives. Establishing a reputation for prompt and responsive service is another integral component of our marketing strategies. We believe that that the ability to process loan applications quickly provides a distinct advantage over its competitors.

                  An extensive media campaign is scheduled for the fiscal year 2000. The primary media through which we will promote NewState Capital's products and services will be television, radio, newspapers, and billboards. Advertising will be focused on raising customer awareness and recognition of NewState Capital's name and mission. The primary goal of the advertising campaign will be to separate NewState Capital from our competitors. In addition, we will send out by direct mail to prospective customers such as construction companies, home buyers, and existing homeowners to promote its products and services. In addition, our website will also be utilized as marketing tools as well as channels to reach Internet users. The home page has an on-line loan application and on-line banking system.

                  Geographical Distribution of Loans

                  We currently manage and service approximately 74.2 billion Korean Won (US$70 million) in residential mortgage assets as of March 31, 2000. We expect our mortgage loan portfolio to expand to be about 200 billion Korean Won (US$180 million) by the end of our 2000 fiscal year (March 31, 2001). The following table sets forth the geographic distribution by province of NewState Capital's loan originations as of March 31, 2000.



                           DISTRIBUTION BY PROVINCE OF

                      NEWSTATE CAPITAL'S LOAN ORIGINATIONS

                                 March 31, 2000

             -------------------------------------------------------


          Region              Number of   % of          Total Principal    TPB in US Dollars     % of TPB
                               Assets       Assets      Balance ("TPB")
                                                        in Korean Won
-----------------------------------------------------------------------------------------------------------
                  Seoul           352      11.26       W14,305,748,186       $12,911,325             19.28
-----------------------------------------------------------------------------------------------------------
                  Pusan           237       7.58         5,420,483,134         4,892,133              7.31
-----------------------------------------------------------------------------------------------------------
                  Taegu           917      29.33        21,547,261,539        19,446,987             29.04
-----------------------------------------------------------------------------------------------------------
                In-Chon           135       4.32         3,068,049,173         2,768,997              4.13
-----------------------------------------------------------------------------------------------------------
            Kyung-Gi Do           505      16.15        11,547,209,833        10,421,670             15.56
-----------------------------------------------------------------------------------------------------------
       Kyungsang Nam Do           339      10.84         6,872,265,001         6,202,405              9.26
-----------------------------------------------------------------------------------------------------------
      Kyungsang Book Do           155       4.96         2,914,641,323         2,630,543              3.93
-----------------------------------------------------------------------------------------------------------
           Junla Nam Do            56       1.79           927,483,756           837,079              1.25
-----------------------------------------------------------------------------------------------------------
          Junla Book Do            69       2.21         1,225,861,873         1,106,374              1.65
-----------------------------------------------------------------------------------------------------------
            Kang-Won Do           246       7.87         4,469,856,441         4,034,166              6.02
-----------------------------------------------------------------------------------------------------------
    Choong-Chung Nam Do           104       3.33         1,554,933,963         1,403,370              2.10
-----------------------------------------------------------------------------------------------------------
                 Others            11       0.35           346,673,109           312,882              0.47
-----------------------------------------------------------------------------------------------------------
      Total :                   3,126     100.00       W74,200,467,331       $66,967,931            100.00
-----------------------------------------------------------------------------------------------------------




                  FUNDING OF MORTGAGE LOANS

                  NewState Capital currently funds most of the mortgage loans it originates through short-term borrowings under collateralized loan agreements with several commercial banks, merchant banks, investment trust companies, and insurance companies, which provide primary credit facilities upon which NewState Capital relies. These agreements are generally terminable at will by either party and are refinanced by new borrowings as they become due. These borrowings are in turn repaid with proceeds received by NewState Capital when such mortgage loans are sold or repaid by the borrowers. Management believes that NewState Capital will continue to borrow funds on a short-term basis for operations through renewals of existing borrowing arrangements.

                  NewState Capital has relied upon a few significant lenders to provide the primary credit facilities for its loan originations. Any failure to renew or obtain adequate funding under the existing financing facilities or other financing arrangements, or any substantial reduction in the size of or increase in the cost of such facilities, could have a material adverse effect on our business, results of operations and financial condition. To the extent NewState Capital is not successful in maintaining or replacing existing financing, we may have to curtail our mortgage loan originations, which could have a material adverse effect on our business, results of operations and financial condition.

                  LOAN SECURITIZATION

                  The primary source of capital in Korea for the residential mortgage industry has been through private and government loans, corporate bonds and private placements of equity. Although the Korean residential mortgage market has grown significantly over the last few years, the development in Korea of a mortgage-backed securities market in the finance industry has remained virtually undeveloped. The implementation by the government of a long term housing finance system such as a mortgage backed securities system that is generally used in other countries has been well overdue.

                  In  January  1999,  in an effort to  strengthen  the  national housing finance market through a long-term and stable supply of housing funds, the Korean government passed the Mortgage-Backed Securities Company Act (the "MBS Act") to establish and operate a mortgage-backed securitization company and to issue mortgage-backed securities. To that end, in September 1999, the Korean government established Korean Mortgage Company (the "KoMoCo"), the only mortgage-backed securitization company to have obtained authorization of securitization business from the Korean Financial Supervisory Commission ("FSC"), to facilitate the spirit of the MBS Act. The KoMoCo has a paid-in capital of one hundred point one (100.1) billion Korean Won (US$89,434,889). The Korean government holds forty-five (45) percent of the interest in the KoMoCo, making it the controlling shareholder. The remaining interests are held by four major Korean financial institutions.

                  The MBS Act's scheme of securitization requires originators of the mortgage loans to prepare and file registration statements with the FSC and to follow certain guidelines for the transfer of mortgage loan assets to the KoMoCo. The KoMoCo, which can be characterized as a permanent special-purpose vehicle that is organized in such a way that the likelihood of its bankruptcy is remote, only purchases residential mortgage loans from financial institutions that seek to raise cash. As a special purpose vehicle, the KoMoCo does not engage in the origination of mortgage loans, but rather limits its role to buying only residential mortgage loans. The KoMoCo, and not the selling company, will then issue mortgage-backed securities to raise cash and those securities are intended to be payable from collections on the receivables purchased by the KoMoCo.

                  The KoMoCo may guarantee the payment of mortgage-backed securities, including mortgage-backed securities issued by a private securitization company, within the amount not exceeding twenty times of equity capital of the securitization company. This mechanism of guaranteeing repayment of mortgage-backed securities to investors provides a special added assurance to the investors.

                  We intend to take full advantage of the MBS Act to dispose of NewState Capital's portfolio of mortgage loan assets and to maintain better liquidity in the future. We have structured NewState Capital's operations and processes specifically for the purpose of efficiently originating, underwriting, and servicing loans for securitization in order to meet the requirements of credit rating agencies. NewState Capital generally intends to enter the public mortgage-backed securitization market on a periodic basis.

                  On March 21, 2000, NewState Capital issued through a private special purpose securitization company ("SPC") mortgage-backed securities in the principal amount of 58.9 billion Won (US$53.6 million) in Korea with Daewoo Securities Co., Ltd. as the lead manager and Housing and Commercial Bank (formerly Korea Housing Bank) as the trustee and back-up servicer. NewState Capital issued four senior tranches of MBS and one subordinated tranche which was retained by NewState Capital. The mortgage-backed securities have a maturity of 1-10 years and an interest rate of 10.17 - 12.61 percent. With this issuance of mortgage-backed securities, NewState Capital became the first issuer of mortgage-backed securities in Korea. A general summary of the principal terms of the MBS prospectus and the mechanics of the securitization itself is discussed below.

                  COMPETITION

                  Competition for residential mortgage loan originations is intense in Korea in this new era of governmental deregulation. We face significant competition from government funded institutions, established commercial banks, insurance companies and other private mortgage companies. . Many of these competitors are substantially larger than us and have more capital and other resources, as well as a lower cost of funds. However, competition can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, terms provided and interest rates charged to borrowers. The following summarily discusses the major competitors in this rapidly developing and evolving industry.

                  National  Housing Fund and Housing & Commercial Bank (formerly
Korea Housing Bank). Both of these financial institutions are controlled by the Korean government and were the first entrants into the residential mortgage market in Korea. They also hold the most significant share of the residential mortgage market in Korea. Both institutions primarily provide financial assistance to middle or lower income households. Consequently, the mortgage loans are typically small and are to individual borrowers in lower income brackets. Management believes that their market share is decreasing because of the introduction of private company funding to the market and expect their share to decline even further if the mortgage market is continually deregulated by the Korean government.

                  Commercial Banks. Management believes that increased participation by the commercial banks in the housing loan business is expected in the future as a result of the government's deregulation initiatives. Commercial banks currently enjoy the competitive advantage of having secure and established customer bases. Because of their strong name recognition in the business, commercial banks can enter new markets simply by targeting their own customer bases. In addition, commercial banks typically have a broad network of branch offices that are easily located near a prospective borrowers home.

                  Citibank, one of the fastest growing foreign commercial banks in Korea, has one of the most systematic mortgage operations in Korea. Citibank's key advantage is name recognition and brand awareness. As a result of its large capital and customer base, we believe that loan applicants view Citibank as one of the safest financials institutions in Korea. We believe, however, that Citibank's marketing efforts have primarily targeted middle to high income borrowers which significantly limits the full potential reach of its mortgage loan portfolio. In addition, we believe that the application process is too difficult for many individual borrowers to complete.

                  Insurance Companies. Insurance companies have a broad network system and direct sales force in Korea. These key factors give customers easy and convenient access to their mortgage lending services. The Company believes, however, that due to the insurance-related image of insurance companies in Korea, borrowers have generally preferred other financial institutions for their mortgage banking needs.

                  Mortgage Companies. Residential mortgage companies (including NewState Capital) have been in operation in Korea since 1997. As a result of their recent entrance into this developing new private lending market, no single mortgage company has successfully penetrated the mortgage market. However, we expect the number of private mortgage companies in the market to grow rapidly over the next few years. Mortgage companies are characterized as having convenient loan processing systems and are focused on providing high quality customer service at every level. We believe that their principal weaknesses are relatively low capital bases and liquidity problems. Because of these weaknesses, mortgage companies must charge higher interest rates to their borrowers, which gives them a significant disadvantage compared to other competitors in the mortgage industry.

                  RECENT DEVELOPMENTS


                  NewState Holdings, Inc. (formerly Racom Systems, Inc.)


                  On October 18, 1999, we adopted a fiscal year consistent with the fiscal year of NewState Capital, our recently acquired Korean subsidiary. As a result of this change, our fiscal year now ends on March 31 of each year. This is different from the fiscal year reflected in our prior filings with the Securities and Exchange Commission.


                  On March 23, 2000, we approved: (i) the dismissal of Arthur Andersen LLP as the independent accountants for the Company, and (ii) the engagement of Young Wha Corporation, the Ernst & Young International member firm in Korea, as the independent accountants that will audit our consolidated financial statements for the fiscal year ended March 31, 2000.


                  NewState Capital Co., Ltd. (Korea)


                  On December 20, 1999, Youngnam Finance Co., Ltd., a Korean specialty-finance company, merged into NewState Capital under the laws of the Republic of Korea.


                  On March 21, 2000, NewState Capital issued mortgage-backed securities ("MBS") in the principal amount of 58.9 billion Won (US$53.6 million) in Korea with Daewoo Securities Co., Ltd. as the lead manager and Housing and Commercial Bank as the trustee and back-up servicer. NewState Capital issued four tranches of senior MBS and one tranche of subordinated MBS which was retained by NewState Capital. The MBS have a maturity of 1-10 years and an interest rate of 10.17 - 12.61 percent. With this issuance of MBS, NewState Capital took the honor of becoming the first issuer of MBS in Korea.


                  REGULATION OF THE MORTGAGE INDUSTRY


                  Our business operations in Korea are subject to the rules and restrictions imposed by Korea's legal and economic system as well as general economic and political conditions in Korea. In the past, Korea has had an unstable economy with rigid economic controls imposed by the Korean government on the mortgage loan industry. More recently, however, Korea has begun to pursue economic reform and development policies which have improved business conditions in Korea for credit-specialized finance businesses including companies engaged in the business of credit card financing, facilities leasing, installment financing and venture capital. Korean law categorizes our residential mortgage lending business as a form of installment financing business and, therefore, subjects our operations to the laws and regulations affecting credit-specialized finance businesses. There can be no assurance that the Korean government will continue to pursue such policies, or that such policies will be successful.

                  As a result, our operations in Korea may be adversely affected by one or more of the following:

                  - new laws or regulations, or different interpretation of existing laws and regulations;

                  - our ability to timely obtain the necessary administrative or regulatory approvals;

                  -  our  ability  to  comply  with  applicable   administrative
requirements; and

                  - currency devaluations.

                  NewState Capital has registered with the Korean Financial Supervisory Commission ("FSC") as a "specialty finance company" under the Credit Specialized Financial Business Act of 1997 (the "Act"). NewState Capital is therefore subject to the supervision of the FSC and certain regulations under the Act, including the following:

                           - it must maintain a minimum paid-capital and equity capital in the amount of twenty (20) billion Korean Won (US$17.9 million) (NewState Capital currently maintains twenty four (24) billion Korean Won (US$21.4 million) of paid-in capital);

                           - in making mortgage loans, it must follow specified procedures designed to inform and protect borrowers; and

                           - it can only acquire real estate according to the specific provisions set forth under the Act.

                  These regulations may limit our ability to respond to certain development opportunities in Korea. In addition, changes in existing regulations or policies or adoption of new regulations or policies could have an adverse effect on our operations in Korea. We believe that NewState Capital is in substantial compliance in all material respects with the Act and is in possession of all necessary licenses to do business in Korea, except where the licenses are not material to the our business and operations as a whole.

                  In addition, governmental agencies in Korea may:

                           -  require  NewState  Capital  to  obtain  additional
licenses in order to continue business;

                           -  revoke  the  acceptance  of  our  registration  as
provided under the Act;

                           -  regulate  the  interest  rates  that  we  will  be
permitted to charge for mortgage loans;

                           -  impose  or  change  the  tariffs  or  fees  on our
operations;

                           - subject us to regulation not  specifically  related
to the residential mortgage industry; or

                           - adopt laws or regulations  relating to the internet
and online commerce.

                  Any of these actions could have an adverse effect on our operations in Korea.

                                    EMPLOYEES

                  At March 31, 2000, we employed a total of 34 full time employees and 50 commission-based sales managers. Of these full-time employees, 32 are based in Korea and 2 are based in the United States. We also trained approximately 100 sales agents who are paid on a commission basis. We presently plan to expand our personnel base in such areas as management, marketing, underwriting, servicing and origination. We do not foresee any serious difficulties in hiring these additional employees. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.

ITEM 2:  DESCRIPTION OF PROPERTY

                  We currently lease our principal executive offices located in Seoul, Korea and New York City. NewState Capital has entered into lease arrangements with Dongsuh Securities Co. for the Seoul office and we have entered into lease arrangements with Ombu Securities Corporation for the New York office. The lease with Dongsuh Securities Co. is for approximately 1,368 square meters of commercial space located at 826-24, Yoksam-Dong, Kangnam-Gu, Seoul, Korea.

                  Our lease with Ombu Securities Corporation in New York City is on a month-to-month basis and is for approximately 600 square feet of commercial space located at 156 West 56th Street, Suite 2005, New York, New York 10019. NewState Capital has also entered into additional lease arrangements for its branch offices in Taegu, Taeguseo, Changwon, Jinju, Pusan and Kwangju. We believe that our existing facilities are sufficient for our current needs, but additional commercial space will be required as it continues to open more branch offices throughout Korea.

                  NewState Capital has recently entered into an agreement with Sanyong Insurance Co. for the purchase of an office building located in Seoul, Korea for 3.4 billion Korean Won (US$3 million). NewState Capital will maintain its principal executive offices in 3,204 square meters of commercial space at this new location. NewState Capital has agreed to assume a mortgage in the amount of 2.4 billion Korean Won (US$2.14 million) for purposes of this acquisition. The closing date was May 31, 2000 and we plan to move into the new office space on July 7, 2000.

ITEM 3:  LEGAL PROCEEDINGS

                  We are not, nor are any of our subsidiaries, subject to any material legal proceedings. The Company or its subsidiaries may from time to time become a party to various legal proceedings arising in the ordinary course of their business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  There were no submissions of matters to a vote of security holders in the fourth quarter of our 1999 fiscal year ending on March 31, 2000. Previous submissions to a vote of security holders in the last three fiscal quarters of our 1999 fiscal year have already been reported in our quarterly filings.

                                     PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  MARKET INFORMATION

                  Our common stock was included for quotation on the OTC Bulletin Board under the symbol "RCOM" on April 15, 1999. Prior to April 15, 1999 and during fiscal 1998, there was essentially no trading in the common stock. On September 15, 1999, we changed our ticker symbol to refer to our new name, NewState Holdings, Inc. Our common stock now trades on the OTC Bulletin Board under the symbol "NSTH."

                  MARKET PRICE

                  The following table sets forth the high and low closing bid prices for common stock transactions on the OTC Bulletin Board for the periods indicated. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.



QUARTER           CALENDAR               HIGH BID PRICE            LOW BID PRICE


1998              1Q (1/1 - 3/31)           $149.7656                  $84.375
                  2Q (4/1 - 6/30)           $118.125                   $78.0469
                  3Q (7/1 - 9/30)           $84.375                    $35.8594
                  4Q (10/1 - 12/31)         $59.0625                   $12.6562


1999              1Q (1/1 - 3/31)           $37.9687                   $15
                  2Q (4/1 - 6/30)           $11.25                      $1.875
                  3Q (7/1 - 9/30)           $5.1562                     $2.50
                  4Q (10/1 - 12/31)         $4                          $2


2000              1Q (1/1 - 3/31)           $2.50                       $2



                  HOLDERS

                  As of March 31, 2000, there were 48 holders of record of our common stock and 11,508,684 shares of common stock issued and outstanding.

                  DIVIDENDS

                  We did not declare any cash dividends on our common stock during the most recent two fiscal years. It is our present policy not to pay cash dividends on our common stock. We expect to retain earnings, if any, to fund our growth and expansion. Any payment of cash dividends on our common stock in the future will be dependent upon our financial condition, results of operations, current and anticipated cash requirements and plans for expansion, as well as other factors that we deem relevant, including adherence to Korean company law.

                  NewState Capital's ability to dividend and remit funds to us is subject to government regulation in Korea and board approval. Korean law imposes certain restrictions upon dividends paid by corporations to their shareholders. According to Korean law, dividends can be paid to owners of common stock only if shareholder equity exceeds paid-in capital. NewState Capital could not pay any dividends for the fiscal years ending March 31, 2000, 1999 and 1998 as a result of its shareholder equity being less than paid-in capital in each of those three fiscal years.

                  In the event that NewState Capital's shareholder equity exceeds its paid-in capital, NewState Capital's by-laws provide that it may declare dividends on its common stock, either on an interim or annual basis. The by-laws provide that shareholders of record on September 30 of each fiscal year are eligible for an interim dividend. In order for shareholders of NewState Capital to receive an interim dividend, the NewState Capital board must adopt a resolution within forty-five (45) days of September 30. Shareholders of record at fiscal year end on March 31 of each year are also eligible for an annual dividend which is approved at the annual meeting of shareholders. The annual dividend, if any, is generally paid within one (1) month thereafter. In the event that NewState Capital is permitted by Korean law to pay dividends and all required corporate approvals are obtained, then dividends would be paid to us in Korean Won after payment by NewState Capital of certain of its corporate expenses and then converted by us into U.S. Dollars. It is the Company's present policy, however, to not pay cash dividends on its common stock.

                  The ability of NewState Capital to declare and pay dividends to its shareholders is further restricted by the Foreign Exchange Transaction Laws. Under the Foreign Exchange Transaction Laws, if the Korean government believes that certain emergency circumstances exist or are likely to occur, including, but not limited to, (i) sudden fluctuations in interest rates or exchange rates, (ii) extreme difficulty in stabilizing the balance of payments or (iii) a substantial disturbance in the Korean financial and capital markets, it may impose any necessary and appropriate restrictions such as requiring NewState Capital to obtain prior approval from the Minister of Finance and Economy for repatriation of dividends in Korea to the United States.

                  RECENT SALES OF UNREGISTERED SECURITIES

                  There were no sales of unregistered shares in the fourth quarter of our 1999 fiscal year ending on March 31, 2000. Sales of unregistered shares in the last three fiscal quarters of our 1999 fiscal year have already been reported in our quarterly filings.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  This Management Discussion and Analysis of Financial Condition and Results of Operation includes forward-looking statements which involve risks and uncertainties. Actual events may differ materially from those discussed in the forward-looking statements as a result of certain factors, including, but not limited to, changes in interest rates, economic conditions, loan growth, loan loss provisions, customer retention, failure to realize expected cost savings or revenue enhancements from acquisitions. The Company assumes no obligation for updating any such forward-looking statements at any time.

                                  [To be Added]

ITEM 7:  FINANCIAL STATEMENTS

                  The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are hereby incorporated by reference into this Item 7. [To be added]

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING   AND
   FINANCIAL DISCLOSURE.

                  We dismissed our independent auditors, Arthur Andersen LLP, effective March 23, 2000. On that date we appointed Young Wha Corporation ("Young Wha"), the Ernst & Young International member firm in Korea, as our independent auditors. These actions were approved by our Board of Directors on March 23, 2000. The dismissal resulted from a mutual agreement between Arthur Andersen LLP and the Company.

                  We selected and approved Young Wha after an extensive evaluation process initiated by our Board of Directors. We had not sought the advice of Young Wha on specific audit or accounting issues relating to our financial statements prior to engagement of that firm.

                  The report of Arthur Andersen LLP on our financial statements for the years ended December 31, 1998 and 1997 were modified due to substantial doubt about our ability to continue as a going concern.

                  In connection with the audits of our financial statements for the two most recent fiscal years and through March 28, 2000, there had been no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference thereto in their report on the Company's financial statements for such years.

                  Arthur Andersen LLP has stated in its letter addressed to the SEC its concurrence with the foregoing statements in this paragraph.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  The following table sets forth, as of March 31, 2000, the names, ages and positions of our executive officers and directors. Their respective backgrounds are described below.

NAME                      AGE       CAPACITIES
----                      ---       ----------


Ernest B. Kim             46        Chairman, President and Chief
                                    Executive Officer of NewState
                                    Holdings, Inc. and NewState Capital
                                    Co., Ltd.

Jin Ki Kim                43        Vice President, Secretary and
                                    Director of NewState Holdings, Inc.
                                    and Director of NewState Capital Co.,
                                    Ltd.

Alexander T. Shang        42        Treasurer and Chief Financial
                                    Officer of NewState Holdings, Inc.

Sun W. Young              51        Independent Director of NewState
                                    Holdings, Inc.

A. Sungil Noh             40        Independent Director of NewState
                                    Holdings, Inc.

--------------------



NAME OF
OFFICER/DIRECTOR                            EMPLOYMENT HISTORY
----------------                            ------------------


Ernest B. Kim              Mr.  Kim is the  founder of  NewState  Capital
                           Co., Ltd. He is the primary decision maker for the new management. From December 1998 to the present, Mr. Kim has been the chairman of the board and the chief executive officer of NewState Capital, and from July 1999 to the present the chairman of the board and chief executive officer of NewState Holdings, Inc. From 1982 to 1990, Mr. Kim was the branch manager for Mony Financial Services, a personal financial consulting and planning firm, and, from 1991 to 1998, Mr. Kim was the district manager for Massachusetts Mutual Financial Services, a financial consulting and planning firm. In 1977, Mr. Kim graduated from Young Nam University in TaeGu City,
                           Korea and studied marketing at New York University in 1982.

Jin Ki Kim                 From July 1999 until present, Mr. Kim has been
                           a Vice  President and Director of NewState  Holdings,
                           Inc. Mr. Kim was also  elected  Secretary of NewState
                           Holdings, Inc. on May 1, 2000. From 1996 to 1999, Mr.
                           Kim was manager of mortgage  originations  at NewLife
                           Financial Co., a licensed mortgage broker. From 1994 to 1996, Mr. Kim was a manager of export/import at Grace International, Inc., a general merchandise trading company. From 1990 to 1994, Mr. Kim was a life insurance agent with Mutual Life of New York
                           Insurance  Co. Mr. Kim  received a B.A.  in  Graphics
                           Design  in  1983  from  Myung-Ji  University,  Seoul,
                           Korea.

Alexander T. Shang         From July 1999 until present,  Mr. Shang has
                           been the  Treasurer  and Chief  Financial  Officer of
                           NewState Holdings, Inc. From July 1997 to present, he
                           was  Vice   President  of  GEM  Advisors,   Inc.,  an
                           investment   firm  and  a  member  of  the   National
                           Association of Securities Dealers. From 1994 to 1996, he was Vice President in the Fixed Income Department and the Capital Market Group-Emerging Markets at
                           Furman Selz,  Inc. From 1993 to 1996, Mr. Shang was a
                           Vice President at Financial Security Assurance, a triple-A mono-line insurance company specializing in providing credit enhancement in asset-backed and municipal bond transactions. Mr. Shang graduated from Columbia University with a B.A. in Economics in 1979 and a B.S. in Computer Science in 1981. Mr. Shang also received a M.S. in Management in 1984 from the Sloan School of Management at the Massachusetts
                           Institute of Technology.

Sun W. Young               Mr.  Young has been a Director  of  NewState
                           since  July  1999.  He also  served as  Secretary  of
                           NewState from July 1999 until January 2000. Mr. Young
                           received  his  law  degree  from  Hofstra  University
                           School of Law in 1989 and has been an attorney at law
                           licensed  in the  States  of New York and New  Jersey
                           since that time.  He also  received a Bachelor of Law
                           Degree from Seoul National University in Seoul, Korea
                           in  1971  and   worked  for   several   corporations,
                           including Korean Airlines.

A. Sungil Noh              Mr. Noh has been a  Director  of  NewState
                           since June 9, 2000.  Mr. Noh is the  principal of the
                           accounting firm, A. Sungil Noh, CPA, and practices in
                           the States of New York, New Jersey and Massachusetts.
                           Prior to  establishing  his firm in August  1997,  he
                           worked with two of the world's largest accounting and
                           consulting   firms,   Ernest  &  Young   L.L.P.   and
                           PricewaterhouseCoopers  L.L.P.,  for twelve(12) years
                           as  Practice  Leader  of  Korean  Business  Group and
                           Senior   Manager.   His   responsibilities   included
                           providing  tax  and  consulting   services  to  U.S.,
                           Korean, Japanese, and European companies in a variety
                           of  industries,   including  investment  banking  and
                           broker dealers.  His business and community  services
                           include;  financial  and tax  advisor  to the  Korean
                           Chamber of Commerce  and  Industry  of U.S.A.,  Inc.,
                           internal  auditor of the  Palisades  Park  Chamber of
                           Commerce,  internal accountant of Presbyterian Church
                           of  Palisades,   and  President  of  the   Binghamton
                           University    Korean    Alumni    Association.    His
                           professional affiliations comprise memberships in the American Institute of Certified Public Accountants and the New York State Society of Certified Public
                           Accountants  and a register  CPA of the States of New
                           York, New Jersey and  Commonwealth of  Massachusetts.
                           Mr. Noh graduated from Binghamton University with a B.S. in Accounting in 1985..


ITEM 10: EXECUTIVE COMPENSATION.

                  No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 1999 and 1998. The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation paid or accrued by Ernest B. Kim, the Company's chief executive officer and president for the past two years.



                                                                       LONG TERM COMPENSATION


                           ANNUAL COMPENSATION                           AWARDS         PAYOUTS
---------------------------------------------------   ------------------------------------------------


---------------- -------- ---------- --------- ----------------- ---------------- --------------- ----------- ------------------
   NAME AND       YEAR     SALARY     BONUS      OTHER ANNUAL      RESTRICTED     SECURITIES      LTIP            ALL OTHER
   PRINCIPLE                                     COMPENSATION    STOCK AWARD(S)   UNDERLYING      PAYOUTS       COMPENSATION
   POSITION                                                                       OPTIONS/SARs
---------------- -------- ---------- --------- ----------------- ---------------- --------------- ----------- ------------------
---------------- -------- ---------- --------- ----------------- ---------------- --------------- ----------- ------------------
Ernest B. Kim,    1999    $532,881      0             0                 0               0             0               0
CEO and
President
                  1998     $42,000      0             0                 0               0             0               0
---------------- -------- ---------- --------- ----------------- ---------------- --------------- ----------- ------------------



                  BOARD COMPENSATION

                  Our inside directors do not currently receive cash compensation from the Company for their service as members of the Board of Directors, although they are reimbursed for certain expenses in connection with attendance at Board and Committee meetings. Our outside directors receive $500 per month as compensation for service as members of the Board of Directors. There are currently two outside members of the Board of Directors. We do not provide additional compensation for committee participation or special assignments of the Board of Directors.

                  EMPLOYMENT AGREEMENTS

                  On January 3, 2000, NewState Capital entered into an employment agreement with Kwang Yong Koh, Vice President and Chief Operating Officer of NewState Capital. This agreement obligates NewState Capital to pay Mr. Ko an annual salary of 56 million Korean Won (US$50,000), plus a 0.05% commission on the total amount of new mortgage originations per year received by the branch offices under Mr. Koh's control and supervision. This agreement is terminable at will by NewState Capital.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth information regarding beneficial ownership of our common stock by all stockholders who own 5% or more of our common stock. The ownership reflected in the table is accurate as of the date of this prospectus. Beneficial ownership has been determined for purposes of completing this table in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3 a person is deemed to be the beneficial owner of securities if the person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership of the securities within 60 days.

NAME                                AMOUNT AND NATURE OF               PERCENT
AND ADDRESS                         BENEFICIAL OWNERSHIP               OF CLASS
-----------                         --------------------               --------

NewState Capital Corp.                      8,000,000                    69.51%
c/o NewState Holdings, Inc.                 Direct (1)
156 W. 56th Street, Suite 2005
New York, NY 10019

Ernest B. Kim                               8,000,000                    69.51%
NewState Holdings, Inc.                     Indirect (2)
156 W. Street, Suite 2005
New York, New York  10019

Misoo Kim                                   8,000,000                    69.51%
c/o NewState Holdings, Inc.                 Indirect (3)
156 W. 56th Street, Suite 2005
New York, New York 10019

The Kim Voting Trust                        8,000,000                    69.51%
c/o NewState Holdings, Inc.                 Indirect (4)
156 W. 56th Street, Suite 2005
New York, New York 10019

----------------------------------

(1) NewState Capital Corp. is a privately-held family corporation. Ernest B. Kim is the record owner of 20.9% of the outstanding shares of NewState Capital Corp. Mr. Kim's wife is the record owner of 16.7% of the outstanding shares, and 62.4% of the outstanding shares are held in a voting trust for the benefit of Mr. Kim's children. Mr. Kim's wife is the trustee of the trust.

(2) NewState Capital Corp. is the record owner of these shares and is a privately-held family corporation. Mr. Kim is the record owner of 20.9% of the outstanding shares of NewState Capital Corp. Mr. Kim's wife is the record owner of 16.7% of the outstanding shares, and 62.4% of the outstanding shares are held in a voting trust for the benefit of Mr. Kim's children. Mr. Kim's wife is the trustee of the trust.

(3) NewState Capital Corp. is the record owner of these shares and is a privately-held family corporation. Mrs. Kim is the record owner of 16.7% of the outstanding shares of NewState Capital Corp. Mrs. Kim's husband is the record owner of 20.9% of the outstanding shares, and 62.4% of the outstanding shares are held in a voting trust for the benefit of Mrs. Kim's children. Mrs. Kim is the trustee of the trust.

(4) NewState Capital Corp. is the record owner of these shares and is a privately-held family corporation. Mr. Kim is the record owner of 20.9% of the outstanding shares of NewState Capital Corp. Mr. Kim's wife is the record owner of 16.7% of the outstanding shares, and 62.4% of the outstanding shares are held in this voting trust for the benefit of Mr. Kim's children. Mr. Kim's wife is the trustee of the trust and has the exclusive power to: (i) vote, or to direct the voting of, the securities, and (ii) dispose, or to direct the disposition of, the securities. The voting trust will terminate on July 12, 2009.

         The following table lists, as of the date hereof, the number and percentage of our outstanding shares of common stock beneficially owned, directly or indirectly, by each executive officer and director, and by all of our directors and officers as a group:

                                    NATURE AND AMOUNT OF
BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP        PERCENT OF CLASS
----------------                    --------------------        ----------------

Ernest B. Kim                               8,000,000                 69.51%
Indirect (1)

All executive officers
and directors as a group                    8,000,000                 69.51%
Indirect (1)

-------------------------

(1) NewState Capital Corp. is the record owner of these shares and is a privately-held family corporation. Mr. Kim is the record owner of 20.9% of the outstanding shares of NewState Capital Corp. Mr. Kim's wife is the record owner of 16.7% of the outstanding shares, and 62.4% of the outstanding shares are held in a voting trust for the benefit of Mr. Kim's children. Mr. Kim's wife is the trustee of the trust.

                  We do not know of any arrangements, the operation of which may, at a subsequent date, result in a change of control of the Company.

ITEM 12:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  None.

ITEM 13:          EXHIBITS AND REPORTS ON FORM 8-K.

                  EXHIBITS

         2 Agreement and Plan of Merger dated as of July 20, 1999 between Racom Systems, Inc., NewState Capital Corp., NewState Capital Co., Ltd., and NSK Holdings, Inc. (1)

         3.1(a) Third Amended and Restated Certificate of Incorporation of NewState Holdings, Inc. (filed herewith)

         3.2      Fourth Amended and Restated By-Laws (filed herewith)

         10.1 Agreement and Plan of Merger dated as of July 20, 1999 between Racom Systems, Inc., NewState Capital Corp., NewState Capital Co., Ltd., and NSK Holdings, Inc. (1)

         10.2 Employment Agreement, dated January 3, 2000, between Kwang Yong Koh and NewState Capital Co., Ltd. (English version filed herewith)

         10.3 Lease Agreement, dated May 21, 1998, by and between Dongsuh Securities Co. and Dongsuh Finance Co., Ltd. (now known as NewState Capital Co., Ltd.) (English version filed herewith)

         10.4 Mortgage-Backed Securities Agreement, dated December 17, 1999, by and between Daewoo Securities Co. and NewState Capital Co., Ltd. (English version filed herewith)

         10.5 Stock Purchase Agreement, dated December 28, 1998 by and between NewState Capital Co., Ltd. and Youngnam Merchant Banking Co., Ltd. (English version filed herewith)

         10.6 Credit Transaction Agreement, dated January 7, 2000 by and between NewState Capital Co., Ltd. and Hyundai Marine and Fire Insurance Co., Ltd. (English version filed herewith)

         10.7 Credit Transaction Agreement, dated January 8, 2000, by and between NewState Capital Co., Ltd. and Korea First Bank (English version filed herewith)

         10.8 Agreement to Amend Repayment Terms, dated October 7, 1999, by and between NewState Capital Co., Ltd. and Korea Investment Trust Co., Ltd. (English version filed herewith)

         10.9 Funding Agreement, dated January 14, 1999, by and between NewState Capital Co., Ltd. and CHE-IL Merchant Banking Corp. (English version filed herewith)

         10.10 Credit Transaction Agreement, dated January 18, 2000, by and between NewState Capital Co., Ltd. and Youngnam Merchant Banking Corp. (English translated version filed herewith)

         10.11 Credit Transaction Agreement, dated July 12, 1999, by and between NewState Capital Co., Ltd. and Central Merchant Banking Corp. (English version filed herewith)

         10.12 Credit Transaction Agreement, dated November 24, 1999 by and between NewState Capital Co., Ltd. and Kookmin Bank, Ltd. (English version filed herewith)

         10.13 Underwriting Agreement, dated February 26, 1997, by and between NewState Capital Co., Ltd. and Yeoungnam Housing Finance Co., Ltd. (Corporate Bond Series #6) (English version filed herewith)

         10.14 Underwriting Agreement, dated May 9, 1997, by and between NewState Capital Co., Ltd. and Yeoungnam Housing Finance Co., Ltd. (Corporate Bond Series #8) (English version filed herewith)

         10.15 Underwriting Agreement, dated May 9, 1997, by and between NewState Capital Co., Ltd. and Yeoungnam Housing Finance Co., Ltd. (Private Placement Series #22) (English version filed herewith)

         10.16 Credit Transaction Agreement, dated May 27, 1998, by and between NewState Capital Co., Ltd. and Teagu Bank, Ltd. (English version filed herewith)

         10.17 Request for Extension of Credit Transaction, dated May 27, 1999, by and between NewState Capital Co., Ltd. and Taegu Bank, Ltd. (English version filed herewith)

         10.18 Amendment Agreement, dated January 22, 2000, by and between NewState Capital Co., Ltd. and Taegu Bank, Ltd. (English version filed herewith)

         16 Letter, dated March 28, 2000 from Arthur Andersen LLP, our former principal accountants, to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-B (2)

         21       List of Subsidiaries (filed herewith)

         23.1     Consent of Young Wha Corporation (filed herewith)

         23.2     Consent of Samil Accounting Corporation (filed herewith)

         27       Financial Data Schedule (filed herewith)

---------------------------

(1) Incorporated by reference to the Company's Form 8-K of Racom Systems, Inc. (Commission File No. 000-21907), filed with the Securities and Exchange Commission on July 21, 1999.

(2) Incorporated by reference to the Company's Form 8-K of NewState Holdings, Inc. (Commission File No. 000-21907), filed with the Commission on March 28, 2000.


                  REPORTS ON FORM 8-K

                  * Form 8-K Filed July 21, 1999 - - We announced that we had acquired approximately 99.6% of the issued and outstanding capital stock of NewState Capital Co., Ltd., a Korean corporation, in exchange for issuing 8,000,000 shares of our common stock, representing approximately 80% of our total issued and outstanding shares of common stock, to NewState Capital Corp, a New York corporation.

                  * Form 8-K/A filed on October 1, 1999 - - We amended our Report on Form 8-K filed on July 21, 1999 by providing certain financial statements and pro forma financial information of NewState Capital Co., Ltd., our recently acquired Korean subsidiary in a reverse acquisition. We also announced that effective September 15, 1999 we changed our name to NewState
                  Holdings, Inc. and that at the opening of business on September 17, 1999 our new OTC Bulletin Board symbol was "NSTH".

                  * Form 8-K filed on October 20, 1999 - - We announced that we had adopted a fiscal year consistent with the fiscal year of NewState Capital Co., Ltd., our recently acquired Korean subsidiary in a reverse acquisition. As a result of this change, our fiscal year will end on March 31 of each year.

                  * Form 8-K filed on March 28, 2000 - - We announced that we had dismissed our independent auditors, Arthur Andersen LLP, effective March 23, 2000, and on that date we appointed Young Wha Corporation ("Young Wha"), the Ernst & Young International member firm in Korea, as our independent auditors.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEWSTATE HOLDINGS, INC.

                                                   ERNEST B. KIM
                                          By: ________________________________
                                                   Ernest B. Kim
                                                   Chairman of the Board

Dated: June 29, 2000

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                     Date

ERNEST B. KIM
________________________________    Chairman of the Board,    June 29, 2000
Ernest B. Kim                       President and CEO

ALEXANDER T. SHANG
________________________________    Treasurer and Chief       June 29, 2000
Alexander T. Shang                  Financial Officer

JIN K. KIM
________________________________    Vice President, Secretary June 29, 2000
Jin K. Kim                          and Director

SUN W. YOUNG
________________________________    Director                  June 29, 2000
Sun W. Young

A. SUNGIL NOH
________________________________    Director                  June 29, 2000
A. Sungil Noh

              [March 31, 2000 Consolidated Statements To be Added]