Form 10KSB/A
period 2000-03-31
NEWSTATE HOLDINGS INC
filed 2000-07-14
CIK 919941

THE FOLLOWING ITEMS WERE THE
                                                    SUBJECT OF A FORM 12b-25 AND
                                                    ARE INCLUDED HEREIN: ITEMS 6
                                                    AND 7 AND PORTIONS OF ITEMS
                                                    1 AND 13


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             -----------------------
                                   FORM 10-KSB/A

                                AMENDMENT NO. 1

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


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_]

         The registrant's revenues as of March 31, 2000 was $13,200,834.

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

         This form 10-KSB/A amends the Report on 10-KSB of NewState Holdings, Inc. dated June 29, 2000, previously filed with the Commission.


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

                  We currently manage and service approximately 74.2 billion Korean Won (US$67 million) in residential mortgage assets as of March 31, 2000. We expect our mortgage loan portfolio to expand to be about 200 billion Korean Won (US$180 million) by the end of our 2000 fiscal year (March 31, 2001). We anticipate that NewState Capital will build an additional five branch offices besides the corporate headquarters in Seoul, Korea and the other six branch offices, and plan to have one regional office in each major metropolitan area throughout Korea within fiscal year 2000. We expect that the total number of branch offices in Korea will be 15 and 150 additional full time employees will be hired in the same time period. This aggressive expansion plan is designed to enable NewState Capital to build relationships with customers in order to maximize the rate of market penetration.

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


                  We believe that the residential mortgage market in Korea has experienced a recession in recent years as a result of the government's control over real estate investment on certain properties. It is our belief, however, that the Korean residential mortgage market now faces a turning point due an to extensive government deregulation plan and the enactment of new laws by the Korean government to encourage the growth of the real estate market. The current residential mortgage market in Korea can be categorized into two primary sectors: (i) the publicly funded housing loan sector and (ii) the privately funded housing loan sector. The National Housing Fund, Housing & Commercial Bank and Kookmin Bank are government-controlled financial institutions primarily responsible for offering public residential mortgage loans to middle or low income households. Life insurance companies, commercial banks and specialty finance companies have been responsible for providing private housing loans to all other qualified individuals.

                  Mortgage Products

                  We plan to become a leading mortgage originator and servicer in the Korean residential mortgage industry. NewState Capital offers first mortgages to homebuyers and homeowners seeking to refinance. NewState Capital handles all aspects of loan origination, including quoting rates, collecting and verifying borrower data, locking the rate, pre-underwriting the loan package, and arranging for appraisal and settlement services for the borrower. In addition, NewState Capital can provide complete transaction fulfillment, including underwriting, funding and packaging loans for sale to the secondary markets in Korea. Through one of NewState Capital's branch offices or its website, NewState Capital currently offers a wide array of mortgage loan products, including 30 and 15-year fixed rate loans, a variety of adjustable rate mortgages, balloon mortgages and other loan products. NewState Capital offers assistance to prospective borrowers in making their home buying decisions in each phase of the loan application process.

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

                  On March 21, 2000, NewState Capital issued through a private special purpose securitization company ("SPC") mortgage-backed securities in the principal amount of 58.9 billion Won (US$53.6 million) in Korea with Daewoo Securities Co., Ltd. as the lead manager and Housing and Commercial Bank (formerly Korea Housing Bank) as the trustee and back-up servicer. NewState Capital issued four senior tranches of MBS and one subordinated tranche which was retained by NewState Capital. The senior tranches of the mortgage-backed securities have a maturity of 1-10 years and an interest rate of 10.17 - 12.61 percent. With this issuance of mortgage-backed securities, NewState Capital became the first issuer of mortgage-backed securities in Korea. A general summary of the principal terms of the MBS prospectus and the mechanics of the securitization itself is discussed below.

         For an additional discussion regarding loan securitization in Korea see
Item 6, Management's Discussion and Analysis or Plan of Operation.

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

                  On March 21, 2000, NewState Capital issued mortgage-backed securities ("MBS") in the principal amount of 58.9 billion Won (US$53.6 million) in Korea with Daewoo Securities Co., Ltd. as the lead manager and Housing and Commercial Bank as the trustee and back-up servicer. NewState Capital issued four tranches of senior MBS and one tranche of subordinated MBS which was retained by NewState Capital. The senior tranches of the MBS have a maturity of 1-10 years and an interest rate of 10.17 - 12.61 percent. With this issuance of MBS, NewState Capital took the honor of becoming the first issuer of MBS in Korea.

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

                  NewState Capital has registered with the Korean Financial Supervisory Commission ("FSC") as a "specialty finance company" under the Credit Specialized Financial Business Act of 1997 (the "Act"). NewState Capital is therefore subject to the supervision of the FSC and certain regulations under the Act, including the following:

                           - it must maintain a minimum paid-capital and equity capital in the amount of twenty (20) billion Korean Won (US$17.9 million) (NewState Capital currently maintains twenty four (24) billion Korean Won (US$21.4 million) of paid-in capital under Korean GAAP accounting);

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

                  RECENT SALES OF UNREGISTERED SECURITIES

                  On January 31, 2000, the Company issued 10,000 shares of its common stock, $0.01 par value per share, at a price of $1.50 per share, to one
(1) Korean individual, pursuant to an exemption from registration under the Securities Act provided by Section 4(2) thereunder and Regulation S. Proceeds of the offering, totalling $10,000 were used for the payment of outstanding liabilities and for general overhead expenses. Sales of unregistered shares in the last three fiscal quarters of our 1999 fiscal year have already been reported in our quarterly filings.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The Company's business strategy, undertaken by its operating subsidiary NewState Capital Co. Ltd. ("NewState Capital"), is primarily focused on three areas: residential mortgage loan production, loan servicing and capital markets in Korea. Loan production and loan servicing comprise the Company's mortgage banking business and is core to the Company's whole operation. The operations of the capital markets segment include issuing and selling mortgage-backed securities (MBS) and making bulk purchases and sales of whole loans. Currently, issuing and selling MBS is only considered a source of funding primarily for the Company's mortgage banking business. However, the Company plans to expand this segment as a revenue generating operation in the near future.

The Company's current business plan is to expand its mortgage origination efforts throughout Korea, develop and offer innovative new mortgage products to Korean middle-income families and individuals, and to securitize and sell its mortgage loan portfolio as MBS to investors in Korea.

The Company's results of operations are influenced primarily by the level of demand for mortgage loans, which is affected by such external factors as the level and direction of interest rates and the strength of the overall economy, as well as the economy in the Company's lending markets. Home mortgage loans in Korea, including those originated by the Company, typically have variable interest rates. There is no standard lending rate by which mortgage interest rates are determined; however, mortgage lenders, including the Company, typically adjust their interest rates monthly to reflect the lender's on-going cost of funding.

The fiscal year ended March 31, 2000 ("Fiscal 1999") was the first year since its acquisition that the Company was able to resume normal business activities. The Company restructured its systems of operations and processes with an emphasis on efficiently originating, underwriting and servicing investment quality residential mortgage loans. On March 20, 2000, the Company issued through a special purpose entity (SPE) mortgage-backed securities in the principal amount of $38.8 million and became the first issuer of mortgage-backed securities in Korea. The Company services the MBS, taking responsibility for collecting on delinquent loans and recovering on defaulted loans. The Company intends to enter the public mortgage-backed securitization market on a periodic basis.

For Fiscal 1999 the Company produced mortgage loans in the amount of $22.6 million. During Fiscal 1999, the mortgage loan portfolio decreased to $26.1 million, compared to $98 million in Fiscal 1998. This decrease in the mortgage loan portfolio was a result of sale of loans for issuing MBS, prepayments, partial prepayments and scheduled amortization of $94.5 million. The prepayment rate in the servicing portfolio was 31%. This high prepayment rate was due to high rate of refinances of the loans originated with higher interest rates prior to Fiscal 1999 under previous management.

RESULTS OF OPERATIONS

Fiscal 1999 Compared with Fiscal 1998

As a result of the effects of the International Monetary Fund debt crisis in Korea, NewState Capital and Youngnam Finance Co., since its acquisition by NewState Capital, suspended new loan production from December 1997 to April 1999. With the acquisition of capital stock from NewState Capital Corp. (NewState Capital NY) by the Company in December 1999, NewState Capital has revamped its loan origination procedures, increased staffing and enhanced loan origination and servicing software.

The total volume of loans produced by the Company in Fiscal 1999 was $22.6 million, up from $0.28 million in Fiscal 1998.

Total loan production by branch is summarized below:


(Dollar amounts in millions)            Fiscal 1999        Fiscal 1998
------------------------------- -------------------- -------------------
Seoul                                        $15.88               $0.28

Daegu                                         $4.61                 Nil

Pusan                                         $0.35                 Nil

Gwangju                                       $0.43                 Nil

Changwon                                      $0.57                 Nil

Jinju                                         $0.31                 Nil

Seo-Daegu                                     $0.44                 Nil
------------------------------  -------------------- -------------------
TOTAL                                        $22.59               $0.28
==============================  ==================== ===================

Factors that affect the relative volume of production among the Company's branches are the level of mortgage lending activity in each branch's market, the length of time the branch has been opened, and the success of each branch's sales and marketing efforts. During Fiscal 1998, only the Seoul and Youngnam (Daegu) offices existed.

During Fiscal 1999, the Company received 1,092 new loan applications of which 508 were approved and closed. Factors that affected the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production branch's loan processing efficiency and loan pricing decisions.

Interest Income

Interest income decreased to $13.2 million, or approximately 21.4%, in Fiscal 1999 from $16.8 million in Fiscal 1998. The decrease in interest income in Fiscal 1999, compared to Fiscal 1998, was primarily due to the lower average interest rates applied to the loans originated. The fall in interest rates was due to the recovery of the Korean financial industry from the IMF Crisis. The lower interest income was also due to a decrease of approximately 61.9 million in mortgage loans, compared to the amount outstanding as of March 31, 1999, reflecting prepayments and the transfer of mortgage loans to a special purpose entity for MBS issuance.

Interest income on bank deposits decreased to $2.2 million in Fiscal 1999 from $3.3 million in Fiscal 1998 due to a decline in cash and bank deposits to $2.5 million from $32.0 million. Funds from cash and bank deposits were used to retire long-term debt and short-term borrowings. This resulted in decrease in long-term debt from $70.5 million as of March 31 ,1999 to $13.4 million as of March 31, 2000 and in short-term borrowings from $54.5 million to $30.1 million for the same period.

Interest Expenses

Interest expenses decreased to $10.8 million in Fiscal 1999 from $15.6 million in Fiscal 1998 due to decrease in outstanding borrowings. The Company utilized funds from early loan repayments to reduce total borrowings to $43 million at the end of March 31, 2000 from $125 million at the end of March 31, 1999. Interest expenses decreased also due to the Company's success in lowering average cost of borrowings, expressed in annual rate, from 13.72% to 11.91% and this decrease was offset by borrowings assumed with the acquisition of Youngnam.

Net Interest Income

Net interest income increased to $2.4 million in Fiscal 1999, compared to $1.2 million in Fiscal 1998. The increase in net interest income was due to (i) additional interest income provided by the acquisition of Youngnam and (ii) lower interest expenses resulted from decrease in borrowings and borrowing costs, and was offset by (i) lower interest rates on outstanding loans and (ii) lower loans outstanding resulted from prepayments.

Provision For Loan Losses

Provision for loan losses increased to $8.9 million in Fiscal 1999 from $1.1 million in Fiscal 1998. This increase is due to additional provision to impaired corporate loans, including an additional $1 million for general reserve. The additional provisions are based on different credit classification and valuation standard than the one used in Fiscal 1998.

Gain on Sales of Loans

The Company sold mortgage loans amounting to $45.76 million to a special purpose entity (SPE) in March 2000. The SPE then issued senior certificates totaling $36.8 million. In connection with this transaction $0.2 million was accounted for as gain on sale of loans. The Company retained the residual interest in securitization amounting to $7.13 million.

Total Operating Expenses

Total operating expenses were $7.3 million in the Fiscal 1999, up from $3.0 million in the Fiscal 1998. The increase during Fiscal Year 1999 was primarily attributed to increase in salaries, employee benefits, and general and administrative expenses due to increased staffing and office expansions associated with the resumption of normal operations during the Fiscal 1999.

Salaries and Employee Benefits

The Company has increased staffing during Fiscal 1999 in connection with the resumption of normal operations. Salaries and employee benefits increased 274% in Fiscal 1999 to $4.0 million from $788,550 in the Fiscal 1998 due to the acquisition of Youngnam and an increase of personnel from 28 to 94, excluding personnel on commission basis.

Salaries and related expenses are summarized below for Fiscal 1999 and Fiscal 1998:

(Dollar amounts in thousands)        Fiscal 1999      Fiscal 1998
------------------------------ ------------------ -----------------
Salaries                                  $2,621              $462
Employee Benefits                           $403              $216
Commissions                                 $275                $0
Severance                                   $724               $96
------------------------------ ------------------ -----------------
Total                                     $4,023              $774
============================== ================== =================

Total salaries, including bonuses, increased during Fiscal 1999 reflecting continued expansion of the branch network and the staffing required for a larger servicing portfolio. The number of employees and agents increased from 28 as of March 31, 1999 to 197 as of March 31, 2000. Commissions during Fiscal 1999 were paid to sales agents based on the results of new loan production.

Employee benefits are accrued for employees and directors with services of more than one year and the amount of benefits are based on their annual compensation and years of service.

General and Administration

General and administration expense for Fiscal 1999 increased to $3.5 million from $1.6 million for Fiscal 1998. This was primarily due to: (i) the continued expansion of the branch network; (ii) a larger servicing portfolio and expenditure on loan servicing systems; and (iii) higher advertising expenditures to promote name recognition.

Amortization of Negative Goodwill

Negative goodwill totaling approximately $14.8 million resulted from the acquisition of NewState Capital by NewState NY in December 1998 and Youngnam by NewState Capital in March 1999 is being amortized at rate of $2.8 million, at the current Won:US Dollar exchange rate, each quarter over a 5 year period.

Loss on Sales of Available-for-Sale Securities

The Company realized a net loss of $3.1 million on disposition of securities available for sale, of which $1.6 million were in connection with disposition of 720,000 shares of common stock of Chung An Finance Co. As of March 31, 2000, the Company has a portfolio of available-for-sale securities totaling approximately $2.5 million.

Other Income/Expense, net

Other expenses recorded $547,575 in the Fiscal 1999 whereas an income of $148,808 was recordecd in the Fiscal 1998. Other expenses consist primarily of refunds to borrowers for a portion of the increase in interest rates made by the previous management during IMF crisis in Korea.

Net Income

The Company recorded a net loss of $13.8 million or $1.28 per share for Fiscal 1999 compared to a net loss of $2.087 million or $0.22 per share (based on a proforma weighted average shares outstanding of 9,332,482) for Fiscal 1998. The increase in net loss was primarily due to an increase in provision for loan losses, loss on disposal of securities available for sale and higher operating expenses associated with increased staffing and branch expansion.

LIQUIDITY AND CAPITAL RESOURCES

At March 31 , 2000, the Company had cash and cash equivalents and interest-bearing deposits totaling $4.5 million compared to $32.5 million at March 31, 1999. For the twelve months ended March 31, 2000, cash used in operating activities of $6.0 million was primarily due to (i) the net loss of $13.8 million (ii) amortization of negative goodwill of $2.8 million, (iii) provision for loan losses of $8.8 million, (iv) net loss on disposal of securities available-for-sale of $3.0 million, (v) cumulative effect of accounting change of $0.6 million, and (vi) decrease in accrued expenses and other liabilities of $1.3 million.

Cash provided by investing activities was $70.2 million was primarily due to (i) proceeds from sales of loans of $36.8 million (ii) net decrease in loans of $23.3 million, (iii) decrease in bank deposits of $2.8 million and (iv) sales of securities available-for-sale of $8.8 million and (v) investment of securities available-for-sale of $3.0 million.

For Fiscal 1999, cash used in financing activities of $91.4 million was primarily due to (i) decrease in short-term borrowings of $33.7 million, (ii) payment of long-term debt of $64.7 million and (iii) proceeds from issuance of long-term debt of $1.7 million and proceeds from issuance of common stock of $5.2 million. The Company will require additional capital to continue its operations. The Company intends to secure additional capital by issuing corporate bonds, pledging assets for bank borrowings, and issuing mortgage-back securities. The Company may also issue additional equity or convertible debt securities, if required, which may result in additional dilution to the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if available at all.

PROSPECTIVE TRENDS

Applications

During Fiscal 1999, the Company received 1,092 new loan applications. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage loans, the level of competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

Market Factors

Loan production increased 182 times from Fiscal 1998 to Fiscal 1999. This increase was primarily due to the fact that the Company resumed its mortgage origination in Fiscal 1999. The prepayment rate in the servicing portfolio increased from Fiscal 1999 to Fiscal 2000. This was due primarily to increased refinances as a result of the low of interests.

The Company's primary competitors are commercial banks, including Housing & Commercial Bank, HSBC Bank, Citibank, and life insurance companies. Over the past year, certain commercial banks have expanded their mortgage banking operations through already-established branch networks. According to the Quarterly Financial Review issued by Housing & Commercial Bank, as of December 31, 1999, total outstanding balance of mortgage loans in Korea was approximately US$55 billion, indicating 5.4% increase from prior year. In view of the continuation of the economic recovery, we believe that the market size will continue to grow this year as well. As a mortgage provider, the Company's best efforts will be made to increase its market share through maximum utilization of its sales force. In addition, the Company will step up its sales efforts in Seoul and the metropolitan area which is expected to generate 70% of the Company's new originations. The Company is also continuing its efforts to expand its production activities outside of Seoul. Some regions in which the Company operates have experienced slower economic growth and recovery from the negative impact of International Monetary Funds crisis. The Company has striven to diversity its mortgage banking activities geographically to mitigate such effects.

The delinquency rate, classified as loans 90 days or more past due, in the Company's servicing portfolio decreased to 24% as of March 31, 2000. The Company believes that this decrease was primarily the result of enhanced efficiency and effectiveness of the new servicing system, an improved economy, and changes in portfolio mix and aging.

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


ITEM 7:  FINANCIAL STATEMENTS

                  The financial statements required pursuant to this Item 7 are included in this Form 10-KSB/A as a separate section following Item 13 hereof and commencing on page F-1 and are hereby incorporated by reference into this
Item 7.


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

         23       Consent of Samil Accounting Corporation (filed herewith)

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

                         INDEX TO FINANCIAL STATEMENTS OF 1999

                                                                      Page
                                                                      ----

Independent Auditors' Report                                          F-2

Financial Statements:

     Consolidated Balance Sheet as of March 31, 2000                  F-3

     Consolidated Statement of Operations for the Year
      Ended March 31, 2000                                            F-4

     Consolidated Statement of Shareholders' Deficit
      for the Year Ended March 31, 2000                               F-5

     Consolidated Statement of Cash Flows for the
      Year Ended March 31, 2000                                       F-6

     Notes to Consolidated Financial Statements                       F-7

                                   YOUNG WHA
                          ERNST & YOUNG INTERNATIONAL

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
NewState Holdings, Inc.


We have audited the accompanying consolidated balance sheet of NewState Holdings, Inc. and its subsidiaries (the "Company") as of March 31, 2000 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewState Holdings, Inc. and its subsidiaries as of March 31, 2000, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1 and 11, the Company is subject to liquidity risk and it operates under adverse economic conditions in Korea and the Asia Pacific region.

As described in Note 2, the Company changed its method of accounting for severance and retirement benefits for NewState Capital Co., Ltd., a subsidiary of the Company, effective April 1, 1999.


                                             /S/ YOUNG WHA CORPORATION

June 8, 2000
Seoul, Korea

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000

                                                                                          U. S. dollars
                                                                                             (Note 2)
                                                                                     -------------------------
ASSETS
Cash and cash equivalents                                                            $      363,394
Restricted cash (Note 2)                                                                  2,134,601
Interest-bearing deposits with banks                                                      2,071,229
Securities available for sale (Note 3)                                                    2,472,296
Securities held to maturity (Note 3)                                                         66,841
Loans held for investment (Note 4)                                                       15,270,126
                                                                                         ----------
Loans held for sale (Note 4)                                                             11,461,433
Residual interest in securitization (Note 2)                                              7,168,060
Premises and equipment, net                                                                  50,917
Accrued interest receivable                                                                 455,318

Other assets (Note 5)                                                                     4,745,431
---------------------
                                                                                     -------------------
         Total assets                                                                $   46,259,646
                                                                                     ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Short-term borrowings (Note 6)                                                       $   30,067,236
Accrued expenses and other liabilities                                                    1,193,857
Long-term debt (Note 7)                                                                  13,437,807
Severance and retirement benefits (Note 2)                                                   20,422
Negative goodwill (Note 2)                                                               11,009,721
                                                                                     -------------------
         Total liabilities                                                               55,729,043
                                                                                     -------------------

Minority interest                                                                           (29,560)

Commitments and contingencies                                                                     -

Shareholders' deficit:
Common stock: $.01 par value;
      40,000,000 shares authorized;
      11,508,684 shares issued and outstanding                                            5,512,480
Preferred Stock:  no par value;
      10,000,000 shares authorized;
      none issued and outstanding
Accumulated deficit                                                                     (14,244,383)
Accumulated other comprehensive loss                                                       (707,934)
                                                                                     -------------------
         Total shareholders' deficit                                                     (9,439,837)
                                                                                     -------------------
         Total liabilities and shareholders' deficit                                 $   46,259,646
                                                                                     ===================


              The accompanying notes are an integral part of these consolidated financial statements.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            Year Ended March 31, 2000


                                                                                        U. S. dollars
                                                                                           (Note 2)
                                                                                   -------------------------
Interest income:
      Loans                                                                        $    11,009,722
      Deposits with banks                                                                2,191,112
                                                                                   ------------------
           Total interest income                                                        13,200,834

Interest expense:
      Short-term borrowings                                                              6,003,369
      Long-term debt                                                                     4,817,814
                                                                                   ------------------
           Total interest expense                                                       10,821,183
                                                                                   ------------------

Net interest income                                                                      2,379,651
Provision for loan losses                                                               (8,852,048)
                                                                                   ------------------
Net interest expense after provision for loan losses                                    (6,472,397)
                                                                                   ------------------

Gain on sale of loans                                                                      212,102

Net loss on disposal of securities available for sale                                   (3,055,412)

Other income and expenses:
      Salaries and employee benefits                                                    (3,024,224)
      General and administration                                                        (3,591,892)
      Provision for severance and retirement benefits                                     (724,267)
      Amortization of negative goodwill                                                  2,754,758

      Other, net                                                                          (547,575)
                                                                                   ------------------
                                                                                        (5,133,200)
                                                                                   ------------------
Loss before cumulative effect of accounting change
  And income taxes                                                                     (14,448,907)

Cumulative effect of accounting change                                                     590,150
Provision for income taxes                                                                       -
Minority interest                                                                           64,354
                                                                                   ------------------
Net loss                                                                           $   (13,794,403)
                                                                                   ==================

Basic and diluted net loss per share of common stock                               $         (1.28)
Average number of shares outstanding                                               ------------------
                                                                                        10,771,245
                                                                                   ==================


              The accompanying notes are an integral part of these consolidated financial statements.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                            Year Ended March 31, 2000


                                                          Additional                                  Accumulated other
                              Capital stock               paid-in           Retained earnings         comprehensive
                              Shares         Amount       capital          (accumulated deficit)      income (loss)       Total
                              ------         ------       -------          ---------------------      -------------       -----

Balance at April 1, 1999      1,332,482      $  13,325    $       --          $    (449,980)           $     28,840    $ (407,815)
Issuance of common stock     10,176,202        101,762     5,397,393                                             --     5,499,155
Net loss                                                                        (13,794,403)                     --   (13,794,403)
Net change in unrealized loss
  on securities available
  for sale                                                                                                 (223,602)     (223,602)
Foreign currency translation
  adjustments                                                                                              (513,172)     (513,172)
Comprehensive loss                                                                                                    (14,531,177)
Balance at March 31, 2000    11,508,684      $ 115,087    $5,397,393          $ (14,244,383)            $  (707,934)   (9,439,837)



              The accompanying notes are an integral part of these consolidated financial statements.


                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            Year Ended March 31, 2000
                                                                                       U.S. dollars
                                                                                         (Note 2)
                                                                                   ----------------------
Cash flows from operating activities:
    Net loss                                                                       $         (13,794,403)
    Adjustments to reconcile net loss to net cash used in
    Operating activities:
       Minority interest                                  )                                      (64,354)
       Depreciation and amortization                                                             143,624
       Amortization of negative goodwill                  )                                   (2,754,758)

       Provision for loan losses                                                               8,852,048
      Gain on sale of loans                                                                     (212,102)
      Net loss on disposal of securities available for                                         3,055,412
       sale
       Provision for severance and retirement benefits                                           724,267
      Cumulative effect of accounting change              )                                     (590,150)
       Decrease in accrued expenses and other liabilities )                                   (1,303,672)
       Increase in accrued interest receivable and other  )                                      (11,873)
       assets
                                                                                   ----------------------
Net cash used in operating activities                     )                                   (5,955,961)

Cash flows from investing activities:
   Proceeds from sale of loans                                                                36,830,835
    Decrease in loans, net                                                                    23,318,439
    Decrease in interest bearing deposits with banks                                           2,769,882
   Proceeds from sale of securities available for sale                                         8,814,197
   Purchase of securities available for sale              )                                   (3,032,558)

    Others                                                )                                    1,554,574
                                                                                   ----------------------
Net cash provided by investing activities                                                     70,255,369

Cash flows from financing activities:
    Decrease in short-term borrowings, net                )                                  (33,678,770)
    Proceeds from issuance of common stock                                                     5,251,655
   Proceeds from issuance of long-term debt                                                    1,713,062
    Payment on long term-debt                             )                                  (64,734,695
                                                                                   ----------------------
Net cash used in financing activities                     )                                  (91,448,748
Effect of exchange rate changes on cash                                                           18,016
                                                                                  ----------------------

Net decrease in cash and cash equivalents                 )                                  (27,131,324)

Cash and cash equivalents at beginning of year                                                27,494,718
                                                                                   ----------------------
Cash and cash equivalents at end of year                                           $             363,394
                                                                                   ======================

Supplemental cash flow information:
    Cash paid for interest                                                         $          10,844,559
                                                                                   ======================
    Cash paid for income taxes                                                     $                   -
                                                                                   ======================

Non-cash investing and financing activities:
   Residual interest retained in loans securitized                                 $           7,168,060
                                                                                   ======================
   Loans transferred to held for sale                                              $          11,461,433
                                                                                   ======================
   Mortgage loans assumed                                                          $           2,166,066
                                                                                   ======================
   Unrealized loss on securities available for sale,
     Accounted for as comprehensive income                                         $             223,602
                                                                                   ======================


              The accompanying notes are an integral part of these consolidated financial statements.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


1.    Organization and Business
      -------------------------

      The accompanying financial statements report the consolidated accounts of NewState Holdings, Inc. (formerly Racom Systems, Inc., the "Company") and its wholly-owned subsidiaries, NSK Holdings, Inc. (a Delaware corporation, "NSK"), Racom Systems, Inc. (a Colorado corporation), and its 99.6% owned and newly acquired subsidiary, NewState Capital Co., Ltd. (a Korean corporation, "NewState Capital"). As described below, the Company has treated the transaction as a reverse acquisition. The Company was incorporated on June 3, 1991 pursuant to the laws of the State of Delaware and presently has its principal executive offices in Seoul, Korea and New York, New York, United States of America.

      On July 20, 1999, the Company acquired 99.6% (4,958,000 shares) of the issued and outstanding capital stock of NewState Capital, which was formerly a subsidiary of NewState Capital Corp., a New York corporation ("NewState NY"), in exchange for issuing 8,000,000 shares of the Company's common stock, representing approximately 80% of the Company's total issued and outstanding shares of common stock, to NewState NY. The Company also assumed a US$5,000,000 liability of NewState NY to a bank. As a result of the acquisition, (i) NewState Capital became a subsidiary of NSK, (ii) several new investors acquired 667,000 shares of the Company for
      US$1,000,000 (US$1.50 per share), and (iii) NewState NY owned 80% of the common stock in the Company. Subsequently, NewState NY filed a Certificate of Dissolution with the New York Department of State on December 29, 1999 and is currently in the process of winding up its affairs and distributing all of its property and assets, including its 80% stock ownership in the Company, to the shareholders of NewState NY.

      The Company accounted for the acquisition as a purchase under a reverse acquisition procedure whereby NewState Capital's operations and retained earnings are reported as continuous. The proforma results of operations, assuming the acquisition had occurred on April 1, 1999, are not significantly different from the reported result of operations.

      On December 8, 1998,  NewState NY  acquired  3,980,000  (99.5%)  shares of
      Dongsuh Finance Co., Ltd.'s common stock from Dongsuh Horizon ("Dongsuh Horizon") Securities Co., Ltd. for US$1 in cash and changed its name to NewState Capital. The acquisition was accounted for as a purchase. In connection with the acquisition of NewState Capital, Dongsuh Horizon, forgave $10,780,074 of short-term loan receivable due from NewState Capital.

      As a result of the purchase, the following purchase price adjustments were recorded as of December 9, 1998 in NewState Capital's financial statements (Korean won in thousands):
                                                       Increase (decrease)
                                                       --------------------
     Interest-bearing deposits with banks              $            6,331
     Securities held to maturity                                    3,426
     Loans                                                     (2,341,422)
     Accrued interest receivable                                  (84,967)
     Long-term debt                                                93,868
     Premises and equipment                                      (164,579)

     The negative goodwill resulting from the purchase price adjustments amounted to $7,151,902, which is being amortized over 5 years using the straight-line method.

     On March 12, 1999, NewState Capital acquired all of the outstanding stock of Youngnam Housing Finance Co., Ltd. for $16,521,739 in cash. The acquisition was recorded under the purchase accounting method. The acquisition resulted in negative goodwill of $6,702,314, which is being amortized over 5 years using the straight-line method.

     Liquidity Risk

     A significant portion of the Company's liabilities are short-term or due on demand, whereas most of its assets are long-term loans or investments. In order to meet its obligations and sustain its operations, the Company must generate sufficient cash flow through refinancing of borrowings, collections on or sale of loans, sale of securities, or through capital contributions.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Financial Statements

     The consolidated financial statements include the accounts of NewState Holdings, Inc. and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The official accounting records of NewState Capital are maintained in Korean won in accordance with the relevant laws and regulations of the Republic of Korea and are adjusted herein to conform to accounting principles generally accepted in the United States of America. The financial statements of NewState Capital are translated into U.S. Dollars at the year-end exchange rate of W1,108.0 to US$1 for assets and liabilities and a weighted average exchange rate of W1,167.5 to US$1 for income and expenses. The resulting translation adjustments are recorded as a component of comprehensive income in shareholders' equity.

     Accounting Change

     Prior to April 1, 1999, NewState Capital accounted for the severance and retirement benefits under SFAS No. 87 "Employers' Accounting for Pensions"

     Effective from April 1, 1999, NewState Capital accounts for its employee severance and retirement benefits liability in accordance with EITF Issue 88-1, as the obligation arising from services performed to and at rates of pay in effect at the fiscal year end, since the severance and retirement benefits are different from the pension plans prevailing in the United States of America. The differences are as follows:

     The severance and retirement benefits are lump-sum payment obligations upon termination of employment; the payment amount of the benefit is determined based on the service years and rates of pay at the termination. Also, employees, at their option, become entitled to request advance payments of accrued severance and retirement benefits while being continuously employed by the same employer. In this case, the service period of those employees begins from the date of the advance payments.

     The cumulative effect of the accounting change above amounting to $590,150 was credited to income (there is no tax effect attributable to the change).

     The following pro forma results reflect the assumption of retroactive application of the new method to NewState Capital:

                                                              Year ended
                                                            March 31, 1999
                                                         -----------------------
     Net loss                                                  $  (2,308,026)
     Earnings per share of common stock                        $       (4.64)

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. The more significant estimates are loan loss reserve and fair value of residual interests in securitization. Actual results reported may differ from these estimates.

     Cash Equivalents

     Cash equivalents consist of interest bearing bank deposits and other investments that are readily convertible into cash and have original maturities of three months or less.

     Restricted Cash

     Bank deposits amounting to approximately $1,773,590 have been pledged as collateral for certain short-term borrowings and long-term debt as of March 31, 2000. In addition, bank deposits amounting to $361,011 have been pledged as collateral for mortgage loans sold through securitization as of March 31, 2000.

     Securities Held to Maturity and Available for Sale

     Investments for which the Company has the positive intent and ability to hold to maturity are reported at amortized cost.

     Securities available for sale consist of certain equity and debt securities which management believes could be sold in response to changes in market conditions or other factors. Unrealized holding gains or losses, net of tax if applicable, are included as a component of other comprehensive income in shareholders' equity until realized.

     Realized gains and losses on the sale of securities available for sale are determined using the specific-identification method.

     Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included as losses in the statement of operations.

     Loans Held for Investment

      Loans are stated at unpaid principal balances, less allowance for loan losses.

      Mortgage Loans Held for Sale

      Mortgage loans originated or reclassified from loans held for investment with the intent for sale in the secondary market are carried at the lower of cost, net of a valuation allowance, or estimated market value in the aggregate. Market value is determined using current market rates for loans of similar quality and type. Net unrealized losses, if any, would be recognized in a valuation allowance by charges to income. Each of the mortgage loans are primarily secured by one family residential real estate located within and throughout the Republic of Korea.

      Recognition of Interest Income

      Interest income on loans held for investment and held for sale is recognized on an accrual basis. The accrual of interest is discontinued if, in management's opinion, full payment of principal or interest is in doubt, or when principal or interest is past due over 90 days or more, and collateral, if any, is insufficient to cover principal and interest. Non-accrual loans are those on which the accrual of interest is discontinued. When the interest accrual is discontinued, all uncollected accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Discounts or premiums associated with the acquisition of NewState Capital and Youngnam Housing Finance Co., Ltd. are recognized on an effective yield method, considering early repayment of loans and impaired or past due loans.

     Allowance for Loan Losses

      The allowance for loan losses on loans held for investment is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors such as known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions.

     The Company considers all non-accrual commercial and consumer loans as impaired loans. Loan allowances on commercial loans deemed to be impaired are determined based upon an estimate of future cash flows discounted at the related loans' effective rate. Write-offs are recorded only after all practical efforts to collect the loan have been exhausted.

      Sale of Loans

      Gains or losses resulting from securitization of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price for securitization and carrying value of the related loans sold. Such gains and losses may be increased or decreased by the amount of any servicing-related premiums received. Nonrefundable fees and direct costs associated with the origination of the mortgage loans are deferred and recognized when the loans are sold.

      Loan securitizations are accounted for as a sale when control of these loans is surrendered, to the extent that consideration other than beneficial interests in the loans transferred is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of loans are required to be measured at fair value, if practicable. In addition, servicing assets and other retained interests in the loans are measured by allocating the previous carrying value between the loans sold and the interest retained, if any, based on their relative fair market values at the date of transfer.

     Residual Interest in Securitization

     Residual interests in securitizations ("Residuals") are recorded as a result of the sale of loans through securitizations.

     The loan securitizations are generally structured as follows:

     First, the Company sells a portfolio of mortgage loans to a special purpose entity ("SPE") which has been established for the limited purpose of buying and reselling mortgage loans. The SPE then issues interest-bearing asset-backed securities (the "Certificates") in an amount to be determined based on discounted cash flows from the mortgage loans using a risk-appropriate discount rate. One or more investors purchase these Certificates for cash. The cash proceeds are used to pay the Company the cash portion of the purchase price for the mortgage loans. The SPE also issues a certificate representing the residual interest in the payments on the securitized loans. In addition, the Company may provide a credit enhancement for the benefit of the investors in the form of additional collateral (over-collateralization account or "OC Account") held by an Owners Trust (the "Trust"). The OC Account is required by the servicing agreement to be maintained at certain levels. At the closing of each securitization, the Company removes from its consolidated balance sheet the mortgage loans held for sale and adds to its consolidated balance sheet (i) the cash received, (ii) the estimated fair value of the interest in the mortgage loans retained from the securitizations (Residuals), which consist of (a) the OC Account and (b) the net interest receivable ("NIR") and (iii) the estimated fair value of the servicing asset. The NIR represents the discounted estimated cash flows to be received by the Company in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company.

     The Company allocates its basis in the mortgage loans between the portion of the mortgage loans sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. The Company has utilized an effective discount rate of 14% on the estimated cash flows released from the OC Account to value the Residuals through securitization.

     The Company receives periodic servicing fees for the servicing and collection of the mortgage loans as master servicer of the securitized loans. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificate principal and interest, the servicing fees and certain other fees such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificate holders for interest at the pass-through rate on the Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the related OC Account, the excess may be reinvested in certain prescribed financial products. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. The cash and collateral in the OC Account is restricted from use by the Company. Cash held in the OC Account may be used to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account which is held by the Trust on behalf of the Company as the Residual holder. The specified credit enhancement levels are defined in the servicing agreement as the OC Account balance expressed generally as a percentage of the current collateral principal balance.

     The Company uses a lifetime default rate estimate of 2% which results in constant default rate of approximately 1%. All of the mortgage loans are fixed rate. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry.

     The Company's Residuals are subordinate to the Certificates until the Certificate holders are fully paid.

     Foreclosed Real Estate

     Real estate acquired through loan foreclosure is to be sold and initially carried at fair value, minus estimated costs to sell at the date of foreclosure. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its fair value, minus estimated costs to sell. Foreclosed real estate amounting to $4,626 as of March 31, 2000 was included in other assets in the accompanying balance sheet.

     Premises and Equipment

     Premises, furniture and equipment are carried at cost less accumulated depreciation. Expenditures for normal repairs and maintenance are charged to current operations as incurred. Expenditures which extend the life of assets are capitalized. Depreciation is provided using the declining-balance method over the estimated useful lives of the assets, which range from three to eight years for office furniture, equipment and leasehold improvements. Deprecation expense for the year ended March 31, 2000 amounted to $143,624 and accumulated depreciation at March 31, 2000 amounted to $283,921.

     Severance and Retirement Benefits

     In accordance with the Korean Labor Standards Law and NewState Capital's regulations, terminating employees with at least one year of service are entitled to severance and retirement benefits based on the rates of pay in effect at the time of termination, years of service and certain other factors. NewState Capital provides for this liability at an amount sufficient to state the estimated obligation arising from services performed to and at rates of pay in effect at year end. Funding of this liability is not required by Korean law.

     In accordance with the Korean National Pension Law, NewState Capital has prepaid a portion of its severance and retirement benefits obligation to the Korean National Pension Corporation at the rate of three percent of payroll expense. Such prepayments amounting to $10,128 at March 31, 2000 have been offset against NewState Capital's liability for severance and retirement benefits. In accordance with a revision of the Korean National Pension Law, these prepayments are no longer required effective April 1, 1999.

     In order to obtain tax benefits, NewState Capital funded its severance and retirement benefits obligation by depositing with life insurance companies the amount of $49,477 as of March 31, 2000, and nominating NewState Capital's employees as beneficiaries of these deposits. Accordingly, this amount has been offset against NewState Capital's obligation for severance and retirement benefits.

     Negative Goodwill

     Negative goodwill, which represents the excess of fair value over purchase price of net assets acquired, is amortized on the straight-line basis over 5 years.

     Income Taxes

     The Company uses the liability method in accounting for income taxes, which reflects the tax effect of tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the accompanying financial statements. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     A valuation allowance is provided on deferred income tax assets where it is more likely than not that such assets will not be realized.

     Net Earnings (Loss) Per Share

     Earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

     Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which defines and establishes the standards for reporting comprehensive income. Comprehensive income for the Company includes net income, the change in unrealized gains and losses on available for sale securities and foreign currency translation adjustments. The Company has presented these items in the statement of changes in shareholders' equity.

3.   Securities
     ----------

     Securities available for sale at March 31, 2000 are as follows:

                                                   Gross
                                                 unrealized
                                 Cost              losses         Fair value
                          -------------      ----------------   ----------------
Equity securities         $   2,695,898         $   223,602      $   2,472,296
-----------------         -------------         ------------     ---------------

     Certain securities available for sale amounting to $84,856 have been pledged as collateral for certain short-term borrowings and long-term debt.

     Securities held to maturity at March 31, 2000 consist of Korean government bonds amounting to $66,841, which have a fair value of $58,593.

     During the period ended March 31, 2000, the Company sold securities available for sale amounting to $11,869,609 for $8,814,197 and realized gains and losses of $263,851 and $3,319,263, respectively.

     The scheduled maturities of debt securities held-to-maturity at March 31, 2000 are as follows:


                                                                        Amount
                                                  ----------------------------------------------------
                                                           Cost                     Fair value
                                                  -----------------------     ------------------------
Due in one year or less                           $              33,949       $                33,896
Due from one to five years                                       15,988                        11,795
Due from five to ten years                                       16,904                        12,902
                                                  ----------------------      ------------------------
                                                  $              66,841       $                58,593
                                                  ======================      ========================


4.   Loans
     -----

     Loans held for investment at March 31, 2000 are as follows:


                                                                        Allowance for          Balance at
                                                     Principal           loan losses         March 31, 2000
                                               -------------------   -------------------   ----------------
     Loans held for investment                 $        23,404,996   $         8,134,870   $        15,270,126
     ---------------------------------------------------------------------------------------------------------


     Loans  held  for   investment   consist  of   residential   mortgage  loans
     (approximately 63%) and commercial and consumer loans (approximately 37%) at March 31, 2000.

     Activity in the allowance for loan losses is summarized as follows:

                                                         Amount
                                                 -----------------------
Balance at beginning of year                      $                   -
Provision for loan losses                                     8,134,870
-------------------------                                     ---------
                                                  ----------------------
Balance at end of year                            $           8,134,870
----------------------                                        ---------
                                                  ======================

     Provision for loan losses in the accompanying consolidated statement of operations amounting to $8,852,048 includes provision for accrued interest on loans amounting to $717,178.

     Non-accrual loans in loans held for investment totaled $8,376,014 or 35.8% of the total loans held for investment at March 31, 2000. The Company has not recognized any interest income related to the non-accrual loans during the year ended March 31, 2000.

     Impaired loans (commercial and consumer loans) at the end of the year totaled $2,031,893 in principal balances and the average impaired loan balances totaled $6,648,454 during the fiscal year. Interest income that would have been recorded for impaired loans amounted to $464,803 during the fiscal year. Non-accrual residential real estate loans are not treated as impaired loans since mortgaged collateral can be foreclosed to recover the loan amounts to the adequate extent.

     Scheduled maturities of loans held for investment at March 31, 2000 are as follows:

                                                       Amount
                                                       ---------
Due in one year or less                              $ 2,908,137
Due from one to five years                             4,657,968
Due from five to ten years                             5,372,226
Due after ten years                                   10,466,665
                                               ------------------
                                                    $ 23,404,996
                                               ==================

     On March 31, 2000, the Company reclassified $11,461,433 of residential real estate loans from loans held for investment to loans available for sale, which are recorded at the lower of cost or estimated market value in the aggregate.

     Certain loans held for investment and mortgage loans available for sale amounting to $10,264,660 are pledged as collateral for certain short-term borrowings and long-term debt.

5.   Other assets
     ------------

     Other assets as of March 31, 2000 consist of the following:

                                                             Amount
                                                             ------
     Prepayment for purchase of real estate asset       $   2,643,646
     Guarantee deposits                                     1,297,596
     Others                                                   804,189
                                                        -------------
                                                        $   4,745,431
                                                        =============

6.   Short-term Borrowings
     ---------------------

     Short-term borrowings at March 31, 2000 consist of the following:

                                             Annual interest
                                                rates (%)         Amount
                                           -----------------   -----------------
    General term borrowings                     9.2 - 13.4     $    1,637,633
    Notes with short-term finance companies    12.8 - 13.7         28,429,603
                                                               -----------------
                                                               $   30,067,236
                                                                ================

     Certain bank deposits, loans held for investment, mortgage loans held for sale and securities available for sale are pledged as collateral for the above borrowings. Historically, short-term borrowings have been revolving in nature and refinanced by new borrowings as they become due. Management believes that the Company will continue to borrow in the near term short-term funds for operations through renewals of existing borrowing arrangements.

     Maximum and average borrowings and the weighted average interest rate on short-term borrowings for the year ended March 31, 2000, are as follows:

                                                             Amount
                                                    -------------------------
Maximum borrowings                                       $      68,107,401
Average borrowings outstanding                           $      58,863,738
Weighted average interest rate per annum                            10.81%

7.   Long-term Debt
     --------------

     Long-term debt at March 31, 2000 is comprised of the following:

                                      Reference                  Amount
                                  ------------------     -----------------------
Debentures                               (A)                 $       7,661,633
Bank loans                               (B)                         5,776,174
                                                         ----------------------
                                                             $      13,437,807
                                                         ======================


(A) Debentures outstanding at March 31, 2000 are comprised of the following:


                                                            Annual interest
                                      Maturity date            rates (%)               Amount
                                    -------------------   --------------------  ----------------------
Collaterized debentures                May 5, 2000               11.0              $      4,512,635
Non-collaterized debentures           June 29, 2001              10.5                     3,158,845
                                                                                --------------------
                                                                                          7,671,480
Less: discounts                                                                             (9,847)
                                                                                --------------------
                                                                                   $      7,661,633
                                                                                ====================


(B) Bank loans at March 31, 2000 are comprised of the following:

                                                        Annual interest
                                 Maturity date             rates (%)                  Amount
                            ------------------------ ----------------------  -------------------------
Hanareum Merchant Bank
                               January 14, 2002              14.5               $         3,610,108
Ssangyong Fire and Marine
    Insurance                   March 25, 2003               10.25                        2,166,066
                                                                             -----------------------
                                                                                $         5,776,174
                                                                             =======================


     Certain bank deposits and financial assets are pledged as collateral for the collateraized debentures and the loan payable to Hanareum Merchant Bank.

     In March 2000, the Company entered into an agreement to purchase an office building located in Seoul, Korea for $3,068,592. A prepayment of
     $2,643,646, included in other assets, was made in cash amounting to $477,581 and by assuming the Ssangyong Fire and Marine Insurance mortgage loan on the property amounting to $2,166,066.

     The maturities of long-term debt outstanding at March 31, 2000, excluding discounts on debentures, are as follows:


                         Debentures                   Bank
                        (par value)                  loans                     Total
                -----------------------  -------------------------    ----------------------
2000            $            5,856,579   $         1,299,639          $           7,156,218
2001                         1,805,054             2,743,682                      4,548,736
2002                                 -             1,732,853                      1,732,853
                -----------------------  -------------------------    ----------------------
                $            7,661,633   $         5,776,174          $          13,437,807
                =======================  =========================    ======================


8.   Financial Instruments
     ---------------------

     The Company estimates the fair value of financial instruments using available market information and appropriate valuation methods. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methods may have a material impact on the estimated fair value amounts.
                                      F-17

     The estimated fair values of the Company's financial instruments as of March 31, 2000 are as follows:


                                                                    Korean won in thousands
                                                        ------------------------------------------------
                                                               Book                      Fair
                                                              value                     Value
                                                        -------------------    -------------------------
  Financial assets:
    Cash and cash equivalents                                $     363,394           $      363,394
    Restricted cash                                              2,134,601                2,134,601
    Interest-bearing deposits with banks                         2,071,229                2,071,229
    Securities available for sale                                2,472,296                2,472,296
    Securities held to maturity                                     66,841                   58,593
    Loans held for investment                                   15,270,126               15,219,218
  ---------------------------                                   ----------               ----------
    Loans held for sale                                         11,461,433               12,415,864
    Residual interest in securitization                          7,168,060                7,168,060
    Accrued interest receivable                                    455,318                  455,318
  Financial liabilities:
    Short-term borrowings                                       30,067,236               30,067,236
    Long-term debt                                              13,437,807               13,846,573


     The following methods and assumptions were used in estimating the Company's fair value disclosures for financial instruments:

     Cash and cash equivalents: The fair value of cash and cash equivalents approximates the carrying value reported in the balance sheet.

     Restricted cash: The fair value of restricted cash approximates the carrying value reported in the balance sheet.

     Interest-bearing deposits with banks: The fair value of interest-bearing deposits with banks approximates the carrying value reported in the balance sheet.

     Securities available for sale and held to maturity: Fair values for securities are based on quoted market prices.

     Loans held for investment and sale: Fair values for loans are estimated using discounted cash flows analysis using interest currently being offered for loans with similar term to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

     Residual interests in securitizations: The fair value of residual interests in securitizations is determined by calculating the net present value of estimated future cash flows using a discount rate commensurate with the risks involved.

     Accrued interest receivable: The carrying value of accrued interest receivable approximates its fair value.

     Short-term borrowings: The carrying value reported in the balance sheet approximates fair value as the short-term borrowings are due upon demand and bear interest at a rate that approximates current market interest rates for similar type short-term borrowings.

     Long-term debt: The fair value of long-term debt is determined by discounting the expected cash payments at the current market interest rate over the term of long-term debt.

9.   Capital Stock
     -------------

     The following table illustrates the computation of basic and diluted loss per share:

     Numerator:
       Net loss                                            $  (13,794,403)
     Denominator for basic and diluted loss per share:
       Weighted-average common shares outstanding              10,771,245
                                                           --------------
     Basic and diluted loss per share                      $        (1.28)
                                                           ==============

         The weighted-average common shares outstanding are calculated giving retroactive effect, to April 1, 1999, of the Racom shares outstanding as of the July 20, 1999 exchange transaction.


10.  Income Taxes
     ------------

     At March 31, 2000 the Company has Net Operating Loss ("NOL") carryforwards for U.S. federal income tax purposes and Korean income tax purposes of $300,954 which will expire in the years 2007 through 2019 and $2,246,694 which will expire in the years 2004 through 2005, respectively.

     Temporary differences and tax loss carryforwards that comprised deferred income tax assets and liabilities were as follows:

     Loss carryforwards                          $            1,822,002
                                                              ---------
     Impaired loans                                             642,995
     Severance and retirement benefits                           82,651
                                                    --------------------
     Deferred income tax assets                               2,547,648
                                                              ---------
     Valuation allowance                                     (2,547,648)
                                                             -----------
                                                    --------------------
     Net deferred income tax assets              $                    -
                                                    ====================

     A full valuation allowance was provided since the Company does not anticipate taxable income in the foreseeable future.

11. The Korean economy:
    -------------------

     From the fourth quarter of 1997, the effects of adverse economic conditions in the Republic of Korea included national liquidity crisis, significant depreciation of the value of the Korean won, higher domestic interest rates, reduced opportunities for refinancing of maturing debts, and a general reduction in spending across the country. In order to partially address this situation, the Government of the Republic of Korea sought assistance from the International Monetary Fund and implemented a comprehensive policy package intended to address the structural weaknesses in the Korean economy and financial sector. While the reform policies were intended to alleviate the economic crisis in Korea and improve the economy over time, the effects included, among others, slower economic growth, a reduction in availability of credit, volatility in interest rates, an increase in the number of bankruptcies of Korean companies and individuals, and labor unrest resulting from the increase in unemployment. While the Korean economy has recently shown signs of improvement, the effect on the Company's financial position of future developments with respect to the Korean economy can not presently be determined.

                      INDEX TO FINANCIAL STATEMENTS OF 1998

                                                                      Page
                                                                      ----

Independent Auditors' Report                                          F-23

Financial Statements:

     Consolidated Balance Sheet as of March 31, 1999                  F-24

     Consolidated Statement of Operations for the Periods
      December 9, 1998 to March 31, 1999 and from
      April 1, 1998 to December 8, 1998                               F-25

     Consolidated Statement of Cash Flows for the Periods
      December 9, 1998 to March 31, 1999 and from
      April 1, 1998 to December 8, 1998                               F-26

     Statement of Shareholders' Equity for the Periods
      December 9, 1998 to March 31, 1999 and from
      April 1, 1998 to December 8, 1998                               F-27


     Notes to Consolidated Financial Statements                       F-28

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of NewState Capital Co., Ltd., a subsidiary of Newstate Capital Corp. U.S.A.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Newstate Capital Co., Ltd. and its subsidiary as of March 31, 1999, and the results of their operations and their cash flows for the periods from December 9, 1998 to March 31, 1999 (Post-acquisition period), and from April 1, 1998 to December 8, 1998 (Pre-acquisition period) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, effective December 9, 1998, Newstate Capital Corp. U.S.A. acquired 99.5% of all the outstanding stock of the Company in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

As described in Note 1, the Company operates under adverse economic conditions in Korea and the Asia Pacific region.



                                          /s/      SAMIL ACCOUNTING CORPORATION

July 30, 1999



Samil Accounting Corporation is the Korean member firm of the worldwide PricewaterhouseCoopers organization.

                                     NEWSTATE CAPITAL CO., LTD. AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEET
                                                  March 31, 1999


                                                            In Thousands of                 U.S. Dollars
                                                              Korean Won                    (Unaudited)
                                                         ----------------------        -----------------------
ASSETS

Cash and cash equivalents                                W      32,006,329             US$      26,134,016
Interest-bearing deposits with banks                             7,889,816                       6,442,244
Securities available for sale (Note 3)                          13,317,615                      10,874,186
Securities held to maturity (Note 3)                                64,153                          52,383
Loans (Note 4)                                                 118,463,288                      96,728,413
Accrued interest receivable                                      2,972,203                       2,426,882
Other assets                                                     2,163,596                       1,766,633
                                                         ------------------            --------------------
         Total assets                                    W     176,877,000             US$     144,424,757
                                                         ==================            ====================

liabilities and shareholders' equity

Short-term borrowings (Note 5)                           W      66,799,727             US$      54,543,747
Accrued expenses and other liabilities                           1,933,356                       1,578,636
Long-term debt (Note 6)                                         86,343,288                      70,504,032
Accrued employee benefit (Note 7)                                  689,000                         562,587
Negative goodwill (Notes 2 and 12)                              15,676,107                      12,799,957
                                                         ------------------            --------------------
         Total liabilities                                     171,444,478                     139,988,959
                                                         ------------------            --------------------

Minority interest                                                   42,379                          34,603

Commitments and contingencies (Note 9)

Shareholders' equity:
Common stock: W 5,000 par value;
      16,000,000 shares authorized;  4,978,000 shares
      issued and outstanding (Note 10)                           4,890,001                       3,992,816
Retained earnings                                                  464,995                         379,681
Accumulated other comprehensive                                     35,147                          28,698
                                                         ------------------            --------------------
         Total shareholders' equity                              5,390,143                       4,401,195
                                                         ------------------            --------------------
         Total liabilities and shareholders' equity      W     176,877,000             US$     144,424,757
                                                         ==================            ====================


              The accompanying notes are an integral part of these consolidated financial statements.

                                     NEWSTATE CAPITAL CO., LTD. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                Periods from December 9, 1998 to March 31, 1999,
                                    and from April 1, 1998 to December 8, 1998



                                             Period from December 9, 1998 to                  Period from April 1, 1998 to
                                                      March 31, 1999                                December 8, 1998
                                       ---------------------------------------------   --------------------------------------------
                                         In Thousands of          U.S. Dollars           In Thousands of         U.S. Dollars
                                           Korean Won              (Unaudited)             Korean Won             (Unaudited)
                                       --------------------   ----------------------   --------------------  ----------------------
Interest income:
      Loans                            W        3,878,500     US$       3,166,898      W      12,624,511     US$       10,373,468
      Deposits with banks                       1,960,517               1,600,814              2,070,331                1,701,176
                                       -------------------    --------------------     ------------------    ---------------------
           Total interest income                5,839,017               4,767,712             14,694,842               12,074,644
                                       -------------------    --------------------     ------------------    ---------------------

Interest expenses:
      Short-term borrowings                     2,186,995               1,785,739              6,681,407                5,490,063
      Long-term debt                            2,246,847               1,834,610              7,931,642                6,517,372
                                       -------------------    --------------------     ------------------    ---------------------
           Total interest expense               4,433,842               3,620,349             14,613,049               12,007,435
                                       -------------------    --------------------     ------------------    ---------------------

Net interest income                             1,405,175               1,147,363                 81,793                   67,209
Provision for loan losses                        --                      --                   (1,300,771)              (1,068,834)
                                       -------------------    --------------------     ------------------    ---------------------
Net interest income (loss after
      provision for loan losses                 1,405,175               1,147,363             (1,218,978)              (1,001,625)

Other income and expense:
      Salaries and employee benefits
                                                 (513,324)               (419,143)              (449,568)                (369,407)
      General and administration               (1,297,658)             (1,059,572)              (665,216)                (546,603)
      Employee benefit                           (213,000)               (173,920)              (476,000)                (391,126)
      Amortization of negative
      goodwill                                    706,812                 577,130               --                       --
      Other income, net                           375,775                 306,830               (192,313)                (158,022)
                                       -------------------    --------------------     ------------------    ---------------------
                                                 (941,395)               (768,675)            (1,783,097)              (1,465,158)
                                       -------------------    --------------------     ------------------    ---------------------

Income (loss) before income taxes
      and minority interest                       463,780                 378,688             (3,002,075)              (2,466,783)
Provision for income taxes (Note 11)
                                                 --                      --                     --                       --
Minority interest                                   1,215                     993
                                       -------------------    --------------------     ------------------    ---------------------
Net income (loss)                      W          464,995     US$         379,681      W      (3,002,075)    US$       (2,466,783)
                                       -------------------    --------------------     ------------------    ---------------------
Net income (loss) per common share,
      basic and diluted                W               93     US$            0.08      W            (751)    US$            (0.62)
                                       -------------------    --------------------     ------------------    ---------------------
Average number of shares outstanding
                                                4,978,000               4,978,000              4,000,000                4,000,000
                                       -------------------    --------------------     ------------------    ---------------------


              The accompanying notes are an integral part of these consolidated financial statements.

                                     NEWSTATE CAPITAL CO., LTD. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                Periods from December 9, 1998 to March 31, 1999,
                                    and from April 1, 1998 to December 8, 1998



                                                 Period from December 9, 1998 to                  Period from April 1, 1998 to
                                                          March 31, 1999                                December 8, 1998
                                           ---------------------------------------------  ------------------------------------------
                                             In Thousands of          U.S. Dollars          In Thousands of          U.S. Dollars
                                               Korean Won             (Unaudited)             Korean Won              (Unaudited)
                                           --------------------  -----------------------  --------------------   -------------------
Cash flows from operating activities:
    Net income (loss)                      W         464,995     US$          379,681     W       (3,002,075)    US$    (2,466,783)
    Adjustment to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Minorities interest                               (1,215)                    (993)              --                    --
    Depreciation and amortization                    403,701                  329,633                906,716               745,042
    Amortization of negative goodwill               (715,440)                (584,176)              --                    --
    Provision for loan losses                       --                       --                    1,300,771             1,068,834
    Increase in accrued employee                     213,000                  173,920                476,000               391,126
    benefit
    Decrease in accrued expenses and
    other liabilities                               (281,542)                (229,887)              (545,247)             (448,026)
    Increase in accrued income and
    other assets                                     (70,756                  (57,773)               286,033               235,031
                                           ------------------    ---------------------    -------------------    ------------------
Net cash provided by (used in)
    operating Activities                              12,743                   10,405               (577,802)             (474,776)
                                           ------------------    ---------------------    -------------------    ------------------

Cash flows from investing activities:
    Decrease in loans, net                        12,497,882               10,204,852             32,703,842            26,872,508
    Decrease (increase) in interest
    bearing deposits with banks, net              19,424,464               15,860,590             (5,899,275)           (4,847,391)
    Purchase of available-for-sale
    securities                                      (354,500)                (289,459)               (93,378)              (76,728)
    Payment for purchase of
    subsidiary, net of cash acquired             (12,974,134)             (10,593,724)              --                    --
    Other                                            (22,410)                 (18,298)              --                    --
                                           ------------------    ---------------------    -------------------    ------------------
Net cash provided by investing                    18,571,302               15,163,961             26,711,189            21,948,389
    activities
                                           ------------------    ---------------------    -------------------    ------------------

Cash flows from financing activities:
    Increase (decrease) in short-term
    borrowings, net                               20,500,000               16,738,793             (3,400,000)           (2,793,755)
    Payments on long-term debt                   (18,272,359)             (14,919,866)           (22,572,500)          (18,547,658)
    Issuance of common stock                       4,890,000                3,992,815                     --                    --
                                           ------------------    ---------------------    -------------------    ------------------
Net cash provided by (used in)
    financing activities                           7,117,641                5,811,742            (25,972,500)          (21,341,413)
                                           ------------------    ---------------------    -------------------    ------------------
Net increase in cash and cash                     25,701,686               20,986,108                160,887               132,200
    equivalents

Cash and cash equivalents at beginning
    of period                                      6,304,643                5,147,908              6,143,756             5,048,279
                                           ------------------    ---------------------    -------------------    ------------------
Cash and cash equivalents at end of        W      32,006,329     US$       26,134,016     W        6,304,643     US$     5,180,479
    period
                                           ------------------    ---------------------    -------------------    ------------------

Supplemental schedule of non-cash
investing and financing activities:
The Parent  acquired  99.5% of NEWSTATE
capital stock (see note 1) and NEWSTATE
acquired all of YOUNGNAM  capital stock
(see note 12). In conjunction with the acquisitions, liabilities were assumed as follows:

    Fair value of assets acquired          W     188,123,541     US$      153,607,855     W         --           US$      --
    Cash paid for the capital stock               19,000,001               15,514,003               --                    --
                                           ------------------    ---------------------    -------------------    ------------------
    Liabilities assumed                          169,123,540              138,093,852               --                    --
                                           ------------------    ---------------------    -------------------    ------------------
Supplemental cashflow information:
    Cash paid for interest                         1,488,393                1,215,312              2,976,785             2,446,002
                                           ------------------    ---------------------    -------------------    ------------------
    Cash paid for income taxes                      --                       --                     --                    --
                                           ------------------    ---------------------    -------------------    ------------------


              The accompanying notes are an integral part of these consolidated financial statements.

                                        NEWSTATE CAPITAL CO., LTD.
                                    STATEMENT OF SHAREHOLDERS' EQUITY
                              Periods from December 9, 1998 to March 31, 1999,
                                 and from April 1, 1998 to December 8, 1998
                                            -----------------


                                                                        In thousands of Korean Won
                                               ---------------------------------------------------------
                                         Capital stock                      Accumulated other
                               --------------------------  Retained earning  comprehensive                   In U.S. Dollars
                                  Shares          Amount      (deficit)        Income          Total           (Unaudited)
                               ------------  ------------- -------------- --------------- ---------------  --------------------
Balance April 1, 1998            4,000,000   W  20,000,000 W (17,947,338)   W (321,524)    W 1,731,138       US$   1,413,520

Net loss                                             -        (3,002,075)       -           (3,002,075)           (2,466,783)
Net change in unrealized
  appreciation on
  available-for-sale securities                      -             -           228,146         228,146               186,287
                               ------------  ------------- -------------- --------------- ---------------  --------------------
Comprehensive income                                                                        (2,773,929)           (2,280,496)

Balance December 8, 1998         4,000,000      20,000,000   (20,949,413)      (93,378)     (1,042,791)             (866,976)
Acquisition of the Company by
  the Parent                                   (19,999,999)   20,949,413        93,378       1,042,792               866,977
Shares issued to Parent            978,000       4,890,000                                   4,890,000             3,992,816
Net income                                         -             464,995         -             464,995               379,680
Net change in unrealized
  appreciation on
  available-for-sale securities     -             -                -            35,147          35,147                28,698
                                                                          --------------- ---------------  --------------------
Comprehensive income                                                                           500,142               408,378

                               ------------  ------------- -------------- --------------- ---------------  --------------------
Balance March 31, 1999           4,978,000   W   4,890,001 W     464,995    W   35,147     W 5,390,143       US$   4,401,195
                               ============  ============= ============== =============== ===============  ====================

The accompanying notes are an integral part of these consolidated financial statements.

                   NEWSTATE CAPITAL CORP., LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

                             -----------------------

1.   Basis of Presentation:
     ----------------------

     NEWSTATE CAPITAL CO., LTD. ("NEWSTATE"), a 99.6%-owned subsidiary of Newstate Capital Corp. U.S.A. (the "Parent"), is a financing company incorporated on February 18, 1994 under the laws of the Republic of Korea to engage in factoring commercial notes and accounts receivable, and to provide short-term and long-term financing to customers. The name of the company was changed from Dongsuh Finance Co., Ltd. to NEWSTATE CAPITAL CO., LTD. on December 9, 1998 when the Parent acquired 3,980,000 (99.5%) shares of NEWSTATE's common stock from Dongsuh Horizon Securities Co., Ltd. for $1 in cash. Youngnam Housing Finance Co., Ltd. ("YOUNGNAM"), a wholly-owned subsidiary of NEWSTATE, is a business that provides financing for the purchase of homes to middle-income individuals.

     The accompanying consolidated financial statements include the accounts of NEWSTATE and YOUNGNAM (collectively, the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

     As a result of the effects of the International Monetary Fund debt crisis in Korea, NEWSTATE and YOUNGNAM, since its acquisition by NEWSTATE, suspended new loan originations from the period December 1997 to April 1999. Consequently, the accompanying financial statements do not reflect the Company's normal business activities in a stable economic environment.

     The Company operates a branch in Seoul and two branches in the Kyungsang Province of the Republic of Korea.

     The official accounting records of the Company are maintained in Korean Won in accordance with the relevant laws and regulations of the Republic of Korea. The U.S. Dollar amounts are provided herein as supplementary information solely for the convenience of the reader. All Won amounts are expressed in U.S. Dollars at the rate of W1,224.7: US$1, the prevailing rate on March 31, 1999. This presentation should not be construed as a representation that the Won amounts shown could be converted in or settled in U.S. Dollars at this or any other rate.

     The Company's primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. A substantial portion of the Company's revenues is from housing loans.

     Liquidity Risk

     A significant portion of the Company's liabilities are short-term or due on demand whereas most of its assets are long-term loans or investments. In order to meet its obligations and sustain its operations, the Company must generate sufficient cash flow through refinance of borrowings (see note 5), collections on or sale of loans, sale of securities, or through capital contributions.

2.   Summary of Significant Accounting Policies:
     -------------------------------------------

     The significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below:

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported may differ from those estimates.

     Risks and Uncertainties

     The operations of the Company have been affected, and may continue to be affected for the foreseeable future by the unstable economic conditions in the Republic of Korea and the Asia Pacific region. Specific factors that have impacted the Company include increased unemployment in Korea, limited availability of credit, significant numbers of corporate bankruptcies and the general deterioration of the economies of countries in the Asia Pacific region. Given the current economic conditions, it is at least reasonably possible that a continuation of the economic crisis or a lack of significant improvement in the Korean economy may require a material adjustment in the short-term for the recoverability of the Company's assets.

     Recognition of Interest Income

     Interest income on loans and investments is recognized on an accrual basis. Discounts or premiums associated with the acquisition of NEWSTATE and the acquisition of YOUNGNAM (see note 12) are recognized on an effective yield method. Acquisition discounts from impaired or past due loans where collection is not anticipated are recognized as cash, if any, is received.

     Cash Equivalents

     Cash and cash equivalents comprise cash and time deposits in banks with original maturities of three months or less.

     Securities Held to Maturity

     Investments for which the Company has the positive intent and ability to hold to maturity are reported at amortized cost.

     Securities Available for Sale

     Securities available for sale consist of certain equity and debt securities which management believes could be sold in response to changes in market conditions or other factors. Unrealized holding gains or losses, net of tax if applicable, are included as a component of other comprehensive income in shareholders' equity until realized.

     Realized gains and losses on the sale of securities available for sale are determined using the specific-identification method.

     Realized declines in the fair value of individual held to maturity and available for sale securities below their cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included as losses in the statement of operations.

     Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

     Loans, Allowance and Discontinuance of Interest Income Recognition

     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance, net of allowance for loan losses, and since the acquisition of NEWSTATE, net of discounts associated with the adjusting loans to estimated market values.

     The accrual of interest is discontinued if, in management's opinion, full payment of principal or interest is in doubt, or when principal or interest is past due over 90 days or more, and collateral, if any, is insufficient to cover principal and interest. Non-accrual loans are those on which the accrual of interest is discontinued. When the interest accrual is discontinued, all uncollected accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

     The allowance for loan losses is increased by charges to expense and decreased by charge-offs, if applicable. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions.

     Losses on consumer and residential mortgage loans are generally provisioned through a charge to the allowance for loan losses based upon specified stages of delinquency and estimated losses on such loans.

     Since the acquisition of NEWSTATE by the Parent in which all loans were marked to market, the Company has established no provisions for loan losses (see note 1 with respect to the lack of loan originations during the periods).

     The Company considers all non-accrual commercial loans as impaired loans. Loan allowances on commercial loans deemed to be impaired are determined based upon an estimate of future cash flows discounted at the related loans' effective rate. Generally, the Company estimates cash flows for a period of 3 to 5 years, regardless of whether the original or restructured term of an impaired loan exceeds such periods. Charge-offs are recorded only after all practical efforts to collect the loan have been exhausted. Under Korean law, a loan to an individual remains legally binding in perpetuity.

     Foreclosed Real Estate

     Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less cost to sell at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value, less cost to sell.

     Premises and Equipment

     Company premises, furniture and equipment are carried at cost, less accumulated depreciation computed principally by the declining-balance method over the estimated useful lives of the assets.

     Accrued Employee Benefits

     Employees and directors with more than one year of service are entitled to receive a lump-sum payment upon termination of their service with the Company, either voluntary or involuntary, based on their length of employment and rate of pay at the time of termination. Severance benefits are accrued based primarily on the employees' compensation and years of service.

     In accordance with the National Pension Act, a certain portion of accrued employee benefits is remitted to the National Pension Fund and deducted from accrued employee benefits. The contributed amount is refunded to employees from the National Pension Fund upon their retirement.

     Negative Goodwill

     Negative goodwill, which represents the excess of fair value over purchase price of net assets required, is amortized on the straight-line basis over 5 years.

     Debt Issuance Costs

     Debt issuance costs are deferred and amortized over the life of the related debt instrument on the effective interest method.

     Income Taxes

     Deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided on deferred income tax assets where it is more likely than not that such assets will not be realized.

     Net Income (Loss) Per Share

     Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. Basic and diluted earnings
     (loss) per share amount are the same.

     Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which defines and establishes the standards for reporting comprehensive income. Comprehensive income for the Company includes net income and the change in unrealized gains and losses on available for sale securities. The Company has presented these item in the statement of shareholders' equity.

     Push Down Accounting

     In accordance with Securities & Exchange Commission Staff Accounting Bulletin No. 54 ("SAB No. 54"), the Company has "pushed down" the Parent's purchase price in revaluing the assets and liabilities of the Company.
     According to the provisions of SAB No. 54, purchase transactions that result in an entity becoming substantially wholly-owned require a new basis of accounting for the purchased assets and liabilities. For the periods subsequent to December 9, 1998, the consolidated financial statements of the Company reflect the accounting basis used by the Parent subsequent to the acquisition of the Company.

     As a result of the purchase, the following purchase price adjustments are recorded as of December 9, 1998 (amounts in thousands of Won):


                                                                Increase (Decrease)
                                                  ------------------------------------------------
Interest-bearing deposits with bank               W           7,679       US$             6,270
Securities held to maturity                                   4,156                       3,393
Loans                                                    (2,840,145)                 (2,319,054)
Accrued interest receivable                                (103,065)                    (84,155)
Long-term debt                                              113,862                      92,971
Premises and equipment                                     (199,634)                   (163,006)



     In connection with the acquisition of NEWSTATE, Dongsuh Horizon Securities Co., Ltd. forgave W13,076,230 thousand of short term loan receivable due from NEWSTATE. The negative goodwill resulting from the purchase, and the resulting push down of the Parent's basis, amounted to W8,675,257 thousand.

3.   Securities:
     -----------

     Securities at March 31, 1999 are as follows (in thousands of Won):



                                                       Gross unrealized       Gross unrealized
                                  Amortized cost            gains                 losses                Fair value
                                -------------------    ------------------     ------------------     ------------------
Available for sale:
    Equity securities           W          970,621     W          35,147      W              --      W       1,005,768
    Interest in pools of
    debt securities             W       12,311,847     W          35,147      W              --      W          65,366
                                -------------------    ------------------     ------------------     ------------------
                                W       13,282,468     W          35,147      W              --      W      13,317,615
                                -------------------    ------------------     ------------------     ------------------
Held to maturity:
    Bond                        W           64,153     W           1,213      W              --      W          65,366
                                -------------------    ------------------     ------------------     ------------------



     The Company's investment in the interests in pools of debt securities, which the Company acquired from the subsidiary on March 12, 1999 (see note
     12), functions similarly to mutual fund or debt fund where the holders' interests represent their share of the net assets of the pools of debt securities.

     The scheduled maturities of securities held to maturity at March 31, 1999 are as follows:

                                               In thousands of Won
                                          Cost                  Fair value
                                          ----                  ----------
Due in one year or less            W              --       W               --
Due from one to five years                    60,505                   62,058
Due from five to ten years                     3,648                    3,308
                                   ------------------      -------------------
                                   W          64,153       W           65,366
                                   ------------------      -------------------

4.   Loans:
     ------

     As a result of acquisition transactions described in notes 1 and 12, the Company's loan balances were adjusted to fair value as of those acquisition dates. Accordingly, the loan balances at March 31, 1999 comprise the following components by loan types (in thousands of Won):



                                            Principal         Unamortized interest       Credit discount     Balance at March 31,
                                                               premium (discount)                                    1999
                                       --------------------   ----------------------   --------------------  ----------------------
Commercial                             W       23,594,429     W           130,334      W     (14,513,299)    W          9,211,464
Residential real estate                       108,580,975              (2,247,948)              (629,640)             105,702,487
Consumer                                        6,479,325                (235,176)            (2,694,812)               3,549,337
                                       -------------------    --------------------     ------------------    ---------------------
                                       W      138,653,829     W        (2,352,790)     W     (17,837,751)    W        118,463,288
                                       -------------------    --------------------     ------------------    ---------------------



     The effective interest rates used for purposes of calculating interest premium or discount were based on the loan rates at which the same loans, after adjusting for amounts not expected to be collected, would be made under conditions prevailing at the time.

     At March 31, 1999, residential real estate loans of W54,396,799 (par value) thousand are pledged as collateral for certain short-term and long-term borrowings (see Notes 5 and 6).

     An analysis of the change in the allowance for loan losses is as follows:

                                                    Thousands of Won
                                                  ----------------------
Balance at March 31, 1998                         W        17,760,105
Provision for loan losses                                   1,300,771
Adjustment for push down                                  (19,060,876)
                                                  --------------------
                                                  W                --
                                                  --------------------


     Until the acquisition of NEWSTATE, W14,416,740 thousand of impairment losses were recorded in relation to impaired loans. Impaired loans at the end of the year totaled W18,181,919 thousand in principal balances. Interest income recognized on impaired commercial loans amounted to W253,262 thousand on cash basis during the fiscal year.

     Scheduled maturities of loans receivable at March 31, 1999 (net of applicable discounts) are as follows:

                                                    Thousands of Won
                                                  ----------------------
Due in one year or less                           W        29,045,689
Due from one to five years                                 41,355,076
Due from five to ten years                                 22,533,246
Due after ten years                                        25,529,277
                                                  --------------------
                                                  W       118,463,288
                                                  --------------------


5.   Short-term Borrowings:
     ----------------------

     Short-term borrowings at March 31, 1999 comprise the following:

                                Annual Interest Rates
                                         (%)                 Thousands of Won
                                ----------------------- ----------------------
Overdraft                            8.95                  W        1,999,727
General term borrowings             12.69                          10,800,000
Notes with short-term
Finance companies
                                    12.40                          54,000,000
                                                        ----------------------
                                                           W       66,799,727
                                                        ----------------------


     Certain bank deposits and financing assets are pledged as collateral for the above borrowings (see Note 4). Historically, short-term borrowings have been revolving in nature and refinanced by new borrowings as they become due. Management believes that the Company will continue to borrow in the near term short-term funds for operations through renewals of existing borrowing arrangements.

     Maximum and average borrowings and weighted average interest rate on short-term borrowings for the year ended March 31, 1999, follows:

                                                    Thousands of Won
                                                  ----------------------
Maximum borrowings                                W        66,799,727
Average borrowings outstanding                             47,623,839
Weighted average interest rate                                 13.72%


6.   Long-term Debt:
     ---------------

     Long-term debt at March 31, 1999 comprises the following:

                                                         Thousands of Won
                                    Reference
                                -------------------    ----------------------
Debentures                             (A)             W        52,346,288
Bank loans                             (B)                      34,000,000
                                                       --------------------
                                                       W        86,346,288
                                                       --------------------


     (A) Debentures outstanding at March 31, 1999 comprise the following:

                                    Annual Interest
                                       Rates (%)            Thousands of Won
                                   ------------------    -----------------------
Debentures collateralized by
bank letter of credit                    11.0            W         24,000,000
Non-collateralized debentures          15.5-17.0                   11,000,000
Unlisted private debentures            10.0-10.5                   17,500,000
                                                         ---------------------
                                                                   52,500,000
                                                                     (153,712)
                                                         ---------------------
Less: discounts                                          W         52,346,288
                                                         ---------------------

     (B) Bank loans at March 31, 1999 comprise the following:

                                   Annual Interest
                                      Rates (%)            Thousands of Won
                                  ------------------    -----------------------
Korea First Bank                     10.35-12.25        W         24,000,000
Hanaareum Merchant Bank                 16.0                       4,000,000
Kukmin Bank                             10.5                       6,000,000
                                                        ---------------------
                                                        W         34,000,000
                                                        ---------------------


     Certain bank deposits and financing assets are pledged as collateral for the above debt (see Note 4).

     The maturities of long-term debt outstanding at March 31, 1999, excluding discounts on debentures, are as follows:

                              Thousands of Won
              Debentures                   Bank
              (par value)                  Loans                   Total
              -----------            ------------------    ---------------------
1999  W           13,896,369    W       30,000,000         W         43,896,369
2000              31,514,701             2,400,000                   33,914,701
2001               6,935,218             1,600,000                    8,535,218
      -----------------------   -----------------------
                                                           ---------------------
      W           52,346,288    W       34,000,000         W         86,346,288
      -----------------------   -----------------------    ---------------------


7.   Accrued Employee Benefit:
     -------------------------

     The following information relates to the Company's benefit obligation under its severance benefit plan.

     Change in benefit obligation:

                                                As of                As of
                                             December 8,           March 31,
                                                1998                  1999
                                            -----------------  -----------------
Benefit obligation at beginning of period   W      167,000     W       638,000
Service cost                                       457,000             205,000
Interest cost                                       14,000               6,000
                                            ---------------    ----------------
Benefit obligation at end of period                638,000             849,000
Unrecognized prior service cost                   (162,000)           (160,000)
                                            ---------------    ----------------
Accrued benefit cost                        W      476,000     W       689,000
                                            ---------------    ----------------
  Components of net periodic benefit cost:
Service cost                                W      457,000     W       205,000
Interest cost                                       14,000               6,000
Amortization of prior service cost                   5,000               2,000
                                            ---------------    ----------------
                                            W      476,000     W       213,000
                                            ---------------    ----------------

     The discount and rate of increase for future compensation used to determine the actuarial value above were 12% and 4%, respectively.

8.   Financial Instruments:
     ----------------------

     The estimated fair values of the Company's financial instruments are as follows:

                                                      Thousands of Won
                                        ---------------------------------------
                                              Book                Fair
                                              Value              Value
                                        ------------------    ------------------
Financial assets:
 Cash and cash equivalent               W      31,990,862     W    31,990,862
 Interest-bearing deposits with banks           7,903,478           8,079,671
 Securities available for sale                 13,317,615          13,317,615
 Securities held to maturity                       64,153              65,366
 Loans                                        118,463,288         118,187,136
 Accrued interest receivable                    2,974,008           2,974,008
Financial liabilities:
 Short-term borrowings                         66,799,727          66,799,727
 Long-term debt                                86,346,288          87,719,641


     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

     - Cash and short-term instruments

     Carrying amounts (which represent cost) of cash and short-term instruments approximate their fair value.

     - Available for sale and held to maturity securities.

     Fair values for securities are based on quoted market prices.

     - Loans receivable

     Fair values for loans are estimated using discounted cash flow analysis using interest currently being offered for loans with similar term to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

     - Accrued interest receivable

     The carrying amounts of accrued interest receivable approximate their fair values.

     - Short-term borrowings

     Carrying   amounts  (which   represent   cost)  of  short-term   borrowings
approximate their fair value.

     - Long-term debt

     Fair values of long-term debt is estimated using discounted cash flow analysis based on the Company's then current incremental borrowing rates for similar types of borrowing arrangements.

9.   Commitments and Contingencies:
     ------------------------------

     At March 31, 1999, the Company has entered into bank overdraft agreements for borrowings of up to W2,000 million with Daegu Bank.

10.  Capital Stock:
     --------------

     The Company issued 978,000 shares of common stock for cash at W5,000 per share on December 9, 1998.

11.  Income taxes:
     -------------

     The statutory income tax rate, including resident tax surcharges, applicable to the Company is approximately 30.8% in 1999. However, the actual income tax expense reported by Company differs from the expected income tax computed at the statutory income tax rate as follows:



                                               Period from April 1, 1998 to                   Period from December 9, 1998
                                                     December 8, 1998                               to March 31, 1999
                                       ---------------------------------------------   --------------------------------------------
                                            Tax Rate                Thousand                Tax Rate               Thousand
                                               (%)                   of Won                    (%)                  of Won
                                       --------------------   ----------------------   --------------------  ----------------------
Income tax expense computed at
      statutory rate                            30.8          W           143,218             (30.8)         W           (924,639)
Disallowed interest and expenses                10.4                       48,573              0.2                         78,856
Net amortization/accretion of
      goodwill                                  19.1                       89,024               --                       --
Change in deferred tax valuation
      allowance                                (60.3)                    (280,815)            (30.6)                      845,783
                                       -------------------    --------------------     ------------------    ---------------------
Income tax expense as reported                   --           W          --                     --           W           --
                                       -------------------    --------------------     ------------------    ---------------------



     At March 31, 1999, the Company had tax basis net operating loss carryovers of W3,160,338 thousand available to offset future taxable income. These carryovers expire through March 31, 2004.

     At March 31, 1999, the Company has fully reserved valuation allowance on net deferred income tax assets arising from loss carry forwards and temporary differences between amounts reported for financial accounting and income tax purposes because it is uncertain that the Company will generate enough taxable income in the future to fully utilize the loss carry forwards and temporary differences.

     The significant components of deferred tax assets are reflected in the following:

                                                     Thousand of Won
                                                  ----------------------
Deferred tax assets:
  Loss carry forward                              W           973,384
  Loan                                                      1,775,401
  Accrued employee benefit                                    210,978
  Debt forgiveness                                          4,027,479
  Purchased discounts                                         356,335
                                                  --------------------
                                                            7,343,577

Deferred tax liabilities:
  Accrued interest income                                      10,116
  Purchased premium                                         1,476,739
                                                  --------------------
                                                            1,486,855

Net deferred tax assets before valuation
     allowance                                              5,856,722
                                                  --------------------
Valuation allowance on net deferred tax
     assets                                                (5,856,722)
                                                  ====================
Net deferred tax assets                           W         --
                                                  --------------------

12.      Acquisition of Youngnam Housing Finance Co., Ltd.:
         -------------------------------------------------

         On March 12, 1999, NEWSTATE acquired all of the outstanding stock of YOUNGNAM for approximately W19,000,000 thousand in cash. The acquisition was recorded under the purchase method of accounting. The acquisition resulted in negative goodwill of approximately W7,707,661 thousand which is being amortized over 5 years using straight-line method.

         The following pro forma results reflect the assumption that the transaction was effective at the beginning of the post-acquisition period (in thousands, except per share amounts):

                                                       (Unaudited)
                                   Period from April 1,            Period from
                                    1998 to December 8,         December 9, 1998
                                           1998                To March 31, 1999
                                   ----------------------     ------------------

Sales                              W      23,575,984             W    8,796,731
Net income(loss)                          (1,874,448)                   840,870
Net income(loss)                                (468)                       169
  per share (in Korean Won)

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

Dated: July 14, 2000

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                     Date
---------                           -----                     ----

ERNEST B. KIM
________________________________    Chairman of the Board,    July 14, 2000
Ernest B. Kim                       President and CEO

ALEXANDER T. SHANG
________________________________    Treasurer and Chief       July 14, 2000
Alexander T. Shang                  Financial Officer

JIN K. KIM
________________________________    Vice President, Secretary July 14, 2000
Jin K. Kim                          and Director

SUN W. YOUNG
________________________________    Director                  July 14, 2000
Sun W. Young

A. SUNGIL NOH
________________________________    Director                  July 14, 2000
A. Sungil Noh