Form 10QSB
period 2000-06-30
NEWSTATE HOLDINGS INC
filed 2000-08-18
CIK 919941

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                             -----------------------
                                   FORM 10-QSB
                                   (Mark One)

                [ X ] Quarterly Report pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                  For the Quarterly period ended June 30, 2000

                                       or

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

               156 W. 56th Street, Suite 2005, New York, NY 10019
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 245-5801
                              --------------------
                         (Registrant's Telephone Number
                              Including Area Code)

                               RACOM SYSTEMS, INC.
                   16 W. 32nd Street, New York, New York 10001
                        Former Fiscal Year - December 31
                              ---------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes:  X        No:
             -----          ----

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 8, 2000:

Class                                  Number of Shares Outstanding
------                             -------------------------------------

Common Stock, .01 par value                 11,508,684


                                      INDEX

Part I            Financial Information                                                      Page

                    Item 1.         Condensed Consolidated Balance Sheet as of                  4
                                    June 30, 2000

                                    Condensed Consolidated Statements of                        5
                                    Operations for the three months ended
                                    June 30, 2000 and June 30,1999

                                    Condensed Consolidated Statements of Cash                   6
                                    Flows for the three months ended June 30,
                                    2000 and June 30, 1999

                                    Notes to Condensed Financial Statements                     8

                    Item 2.         Management's Discussion and Analysis of                    11
                                    Financial Condition and Results of Operations

Part II           Other Information and Signatures                                             14

----------------------------------------------

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                               June 30, 2000
                                                               -------------
ASSETS

Cash and cash equivalents                                 $          242,443
Restricted cash                                                       37,556
Interest-bearing deposits with banks                               3,339,783
Securities available for sale                                      1,442,258
Securities held to maturity                                           24,263
Loans held for investment                                          7,783,323
Loans held for sale                                               11,126,486
Residual interest in securitization                                7,123,698
Premises and equipment, net                                           98,103
Accrued interest receivable                                          954,576
Building and land                                                  3,234,921
Other assets                                                       5,314,924
         Total assets                                     $       40,722,334

LIABILITIES AND SHAREHOLDERS' DEFICIT

Short-term borrowings                                     $       31,543,177
Accrued expenses and other liabilities                               556,559
Long-term debt                                                     8,647,030
Severance and retirement benefits                                      3,403
Negative goodwill                                                 10,142,104
         Total liabilities                                        50,892,273

Minority interest                                                    (31,982)

Commitments and contingencies

Shareholders' deficit:
Common stock: $.01 par value;
        40,000,000 shares authorized;                              5,512,480
        11,508,684 shares issued and outstanding
Preferred Stock: no par value
        10,000,000 shares authorized;
        none issued and outstanding
Accumulated deficit                                              (14,749,908)
Accumulated other comprehensive loss                                (900,529)
         Total shareholders' deficit                             (10,137,957)
         Total liabilities and shareholders' deficit      $       40,722,334


              The accompanying notes are an integral part of these consolidated financial statements.



                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                    Three Months Ended       Three Months Ended
                                                                       June 30, 2000           June 30, 1999
                                                                    -------------------       ------------------
Interest income:
      Loans                                                             $ 1,299,876            $ 2,727,491
      Deposits with banks                                                   237,574                914,104
                                                                          ---------            -----------
           Total interest income                                          1,537,450              3,641,595

Interest expense:
      Short-term borrowings                                                 918,653              1,616,480
      Long-term debt                                                        317,655              1,994,708
                                                                          ---------            -----------
           Total interest expense                                         1,236,308              3,611,188
                                                                          ---------            -----------

Net interest income                                                         301,142                 30,407
Provision for loan losses                                                   (16,349)                (3,474)
                                                                          ---------            -----------
Net interest expense after provision for loan losses                        284,793                 26,933
                                                                          ---------            -----------

Other income and expenses:
      Salaries and employee benefits                                       (516,384)              (889,469)
      General and administrative                                           (436,968)              (719,003)
      Provision for severance and retirement benefits                             0               (138,253)
      Amortization of negative goodwill                                     672,666                683,438
      Other income (expense), net                                              (162)               203,893
                                                                          ---------            -----------
                                                                           (280,848)              (859,394)
                                                                          ---------            ------------
Income (loss) before income taxes                                             3,945               (832,461)

Provision for income taxes                                                        0                (96,540)
Minority interest                                                             2,602                  8,662
                                                                          ---------            -----------
Net income (loss)                                                             6,547           $   (920,339)
                                                                         ==========            ===========
Basic and diluted net income (loss) per share of common stock           $      0.00           $      (0.10)

Average number of shares outstanding                                     11,508,684              9,332,482
                                                                         ==========             ==========



              The accompanying notes are an integral part of these consolidated financial statements.


                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended        Three Months Ended
                                                                   June 30, 2000             June 30, 1999
                                                                -------------------       ------------------
Cash flows from operating activities:
    Net income (loss)                                              $     6,547            $      (920,339)
    Adjustments to reconcile net loss to net cash used in
    Operating activities:
       Minority interest                                                (2,602)                    (8,662)
       Depreciation and amortization                                         -                     16,026
       Amortization of negative goodwill                              (672,666)                  (683,438)
       Provision for loan losses                                        16,350                          -
      Net loss on disposal of securities available for sale             76,443                          -
       Provision for severance and retirement benefits                 (16,873)                         -
       Increase in accrued employee benefit                                 -                     218,451
       Decrease in accrued expenses and other liabilities             (629,287)                  (272,183)
       Increase in accrued interest receivable and other              (732,196)                   107,646
                                                                   -----------               -------------
       assets

Net cash used in operating activities                               (1,954,284)                (1,542,499)

Cash flows from investing activities:
    Decrease in loans, net                                           7,279,951                 16,781,703
    Decrease in interest bearing deposits with banks                   801,760                  1,207,685
   Proceeds from sale of securities available for sale                  75,406                          -
   Purchase of securities available for sale                           (26,259)                (1,233,767)
    Acquisition of building and land                                (3,278,599)                         -
    Others                                                              25,766                    166,545
                                                                   -------------             -------------
Net cash provided by investing activities                            4,878,025                 16,922,166

Cash flows from financing activities:
    Increase in short-term borrowings, net                           1,659,762                 (3,027,707)
   Proceeds from issuance of long-term debt                            447,948                          -
    Payment on long term-debt                                       (5,150,077)               (18,712,052)
                                                                   -------------             ------------
Net cash used in financing activities                               (3,042,367)               (21,739,759)
Effect of exchange rate changes on cash                                    272                  1,570,770
                                                                   -------------             ------------
Net decrease in cash and cash equivalents                             (118,354)                (4,789,322)

Cash and cash equivalents at beginning of year                         360,797                 26,118,761
                                                                   -------------             ------------
Cash and cash equivalents at end of year                               242,443                 21,303,942
                                                                   -------------             ------------
Supplemental cash flow information:
    Cash paid for interest                                         $ 1,603,078               $  2,693,365
                                                                   =============             ============
    Cash paid for income taxes                                     $         0               $          0
                                                                   =============             ============


              The accompanying notes are an integral part of these consolidated financial statements.

                             NEWSTATE HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 1:       BASIS OF PRESENTATION

The accompanying financial statements report the consolidated accounts of NewState Holding, Inc. (formerly Racom Systems, Inc.) and its wholly-owned subsidiaries, NSK Holdings, Inc. (a Delaware corporation), Racom Systems, Inc. (a Colorado corporation) and its 99.6% owned and newly acquired subsidiary, NewState Capital Co., Ltd. (a Korean corporation). Pursuant to the acquisition described in Note 3 below, the Company has treated the transaction as a reverse acquisition and, accordingly, has reported the pro forma effect in the 1999 financial statements in order to achieve comparability in its operations and cash flows. The Company was incorporated on June 3, 1991 pursuant to the laws of the State of Delaware and presently has its principal executive offices in Seoul, Korea and New York, New York.

NOTE 2:       UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements as of June 30, 2000, and for the periods ended June 30, 2000 and 1999, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. The 1999 pro forma presentation gives effect to the reverse acquisition in July 1999, in order to provide comparability in the presentation of operations and cash flows. In addition, the results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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


NOTE 4: LOANS

Loans held for investment at June 30, 2000 are as followings (in thousands of Won):


                                          Allowance for
                           Principal       loan losses      Balance       U.S.Dollars(a)
                           -------------  --------------  ------------  -----------------
Loans held for investment  W17,549,004      W8,871,377     W8,677,627        $7,783,323


     Loans  held  for   investment   consist  of   residential   mortgage  loans
(approximately 62%) and commercial and consumer loans (approximately 38%) at June 30, 2000.

     (a) translated at the rate of W1,114.9: $1.00, the prevailing Won to U.S. Dollar exchange rate on June 30, 2000

NOTE 5: SHORT TERM BORROWINGS

Short-term borrowings at June 30, 2000 comprise the following:


                                     Annual Interest        Thousands
                                          Rate (%)            of Won         U.S. Dollars(a)
                                     -------------------  ----------------  ------------------
 General term borrowings                12.75 ~ 14.5       W   967,488         $   867,780
 Notes with short-term
    Finance companies                    9.25 ~ 14.0       W34,200,000         $30,675,397
                                                           -----------        ------------
                                                           W35,167,488         $31,543,177
                                                           ===========        ============


(a) translated at the rate of W1,114.9: $1.00, the prevailing Won to U.S. Dollar exchange rate on June 30, 2000

NOTE 6: LONG-TERM DEBT

Long-term debt at June 30, 2000 comprise the following:

                                     Thousands
            Reference                  of Won        U.S. Dollars(a)
                                     --------------   ---------------
            Debentures          (A)     W 3,240,574       $ 2,906,605
            Won currency loans  (B)     W 6,400,000       $ 5,740,425
                                     --------------   ---------------
                                        W 9,640,574       $ 8,647,030
                                     ===============  ===============

           (A) Debentures outstanding at June 30, 2000 comprise the following:

                                         Annual    Thousands
                                         Rates(%)    of Won     U.S. Dollars(a)
                                         --------    ------     ---------------

Debentures collateralized
  by bank letter of credit                 9.7     W  490,574     $  440,016
Non-collateralized debentures             10.5     W2,750,000     $2,466,589
                                          ----      ---------      ---------

                                                   W3,240,574     $2,906,605
                                                    =========       =========

(a) translated at the rate of W1,114.9: $1.00, the prevailing Won to U.S. Dollar exchange rate on June 30, 2000


          (B) Won currency loans outstanding at June 30, 2000 comprise the following:

                          Annual          Thousands
                          Rates(%)          of Won          U.S. Dollars(a)
                       --------------    --------------    -----------------
Won currency loans      10.25 ~ 14.5      W6,400,000          $5,740,425
                        ------------       ---------           ---------
                                          W6,400,000          $5,740,425
                                           =========           =========

(a) translated at the rate of W1,114.9: $1.00, the prevailing Won to U.S. Dollar exchange rate on June 30, 2000

NOTE 7:  SUBSEQUENT EVENT

The company issued debentures on July 31, 2000 amounting to approximately $27 million (Korean Won equivalent 30,000 million.) The debentures were issued at a discount basis of 1.99% with maturing dates of January 31, 2002 and July 31, 2002, respectively.

Item 2.       Management's Discussion and Analysis of Plan of Operation.

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

The fiscal year ended March 31, 2000 was the first year since its acquisition that the Company was able to resume normal business activities. The Company restructured its systems of operations and processes with an emphasis on efficiently originating, underwriting and servicing investment quality residential mortgage loans. On March 20, 2000, the Company issued through a special purpose entity (SPE) mortgage-backed securities in the principal amount of $38.8 million and became the first issuer of mortgage-backed securities in Korea. The Company services the MBS, taking responsibility for collecting on delinquent loans and recovering on defaulted loans. The Company intends to enter the public mortgage-backed securitization market on a periodic basis.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

INTEREST INCOME

Interest income on loans decreased 53.6% to $1.3 million for the three months ended June 30, 2000 ("First Quarter 2000") from $2.7 million for the three months ended June 30, 1999 ("First Quarter 1999"). The decrease was due to the decrease of approximately $65.9 million in loans, compared to the amount outstanding as of June 30, 1999. The decrease in outstanding loans is a result of mortgage loans sold in connection with the issuance of MBS and prepaid loans.

Interest income on bank deposits decreased to $237,574 in the First Quarter 2000 from $914,104 in the First Quarter 1999 due to a decline in cash and bank deposits to $3.6 million from $27 million.

INTEREST EXPENSES

Total interest expense decreased to $1.2 million in the First Quarter 2000 from $3.6 million in the First Quarter 1999 due to lower outstanding borrowings. The Company utilized funds raised from the issuance of MBS and prepaid loans to reduce total borrowings to $40.2 million at the end of the First Quarter 2000 from $111 million at the end of the First Quarter 1999.

NET INTEREST INCOME

Net interest income increased to $301,142 for the First Quarter 2000 from net income of $30,407 for the First Quarter 1999. This increase was due to lower interest expenses resulting from decrease in borrowing rates and related costs.

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits decreased to $516,384 in the First Quarter 2000 from $889,469 in the First Quarter 1999. The decrease was due to the one-time payment of special bonuses to employees in May 1999.

GENERAL AND ADMINISTRATION ("G&A")

G&A decreased to $436,968 for the First Quarter 2000 from $719,003 for the First Quarter 1999 due mainly to one-time consulting and professional service fees incurred with respect to the acquisition of NewState Capital in 1999.

AMORTIZATION OF NEGATIVE GOODWILL

Negative goodwill, which represents the excess of fair value over purchase price of net assets acquired, is amortized on the straight-line basis over 5 years. The amount of amortization for the First Quarter 2000 was $672,666.

OTHER INCOME (EXPENSE), NET

Other income (expense) decreased to ($162) in the First Quarter 2000 from $203,893 in First Quarter 1999. Other income in the First Quarter 1999 was primarily attributed to the reversal of discount on loans recorded at March 31, 1999 in connection with prepayments of outstanding loans.

NET INCOME

The Company recorded a net income of $6,547 or $0.00 per share for the First Quarter 2000 compared to a net loss of $920,339 or $0.10 per share for the First Quarter 1999. The increase in net income was primarily attributable to an increase in net interest income and a reduction in salaries and employee benefits.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash and cash equivalents and interest-bearing deposits totaling $3.6 million compared to $26.9 million at June 30, 1999. For the three months ended June 30, 2000, cash used in operating activities of $2.0 million was primarily due to (i) amortization of negative goodwill of $672,666,
(ii) decrease in accrued expenses and other liabilities of $629,287, and (iii) increase in accrued interest receivable and other assets of $732,295.

Cash provided by investing activities was $4.9 million was primarily due to (i) proceeds received from decrease in loans outstanding of $7.3 million, (ii) decrease in interest bearing deposits with banks of $0.8 million, and (iii) acquisition of premises and equipment of $3.3 million.

For the First Quarter 2000, cash used in financial activities of $3.0 million was primarily due to (i) increase in short-term borrowings of $1.7 million, (ii) increase in long-term debt of $0.4 million, and (iii) repayment of long-term debt of $5.2 million. The Company will require additional capital to continue its operations. The Company intends to secure additional capital by issuing corporate bonds, pledging assets for bank borrowings, and issuing mortgage-backed securities. The Company may also issue additional equity or convertible debt securities, if required, which may result in additional dilution to the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if available at all.

                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings.
              ----------------------
              None.

Item 2.       Changes in Securities and Use of Proceeds.
              ----------------------------------------------------
              None.

Item 3.       Defaults Upon Senior Securities.
              --------------------------------------
              None.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------------------
              None.

Item 5.       Other Information.
              ----------------------
              None.

Item 6.       Exhibits and Reports on Form 8-K.
              -----------------------------------------

(a)      Exhibits:

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         NEWSTATE HOLDINGS, INC.


                                         By:      ERNEST B. KIM
                                                  ----------------------------
                                                  Ernest B. Kim, Chief Executive
                                                  Officer and President