Form 10QSB
period 2000-09-30
NEWSTATE HOLDINGS INC
filed 2000-11-17
CIK 919941

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                             -----------------------
                                   FORM 10-QSB
                                   (Mark One)

                [ X ] Quarterly Report pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                For the Quarterly period ended September 30, 2000

                                       or

          [ ] Transition Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                         Commission file number 0-21907

                             NEWSTATE HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


         Delaware                               84-1182875
--------------------------            ------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)

156 W. 56th Street, Suite 2005, New York, NY               10019
--------------------------------------------              ----------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (212) 245-5801
                              --------------------
                         (Registrant's Telephone Number
                              Including Area Code)

                               RACOM SYSTEMS, INC.
                   P.O. Box 3224, Boulder, Colorado 80307-3224
                        Former Fiscal Year - December 31
                              ---------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes:     X                       No: ___
                 ---

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 29, 2000:

Class                                    Number of Shares Outstanding
------                                   -------------------------------------

Common Stock, .01 par value                       11,508,684


                                      INDEX
Part I            Financial Information                                                      Page

                    Item 1.         Condensed Balance Sheet as of                               4
                                    September 30, 2000

                                    Condensed Statements of Operations                          5
                                    for the three month periods ended
                                    September 30, 2000 and September 30, 1999,
                                    and the Six month periods ended
                                    September 30, 2000 and September 30, 1999

                                    Condensed Statements of Cash Flows                          6
                                    for the six months ended September 30, 2000
                                    and September 30, 1999

                                    Notes to Condensed Financial Statements                     8

                    Item 2.         Management's Discussion and Analysis of                    11
                                    Financial Condition and Results of Operations

Part II           Other Information and Signatures                                             15



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

PART I            Financial Information

Item 1.           Financial Statements


                             NEWSTATE HOLDINGS, INC.
                         (FORMERLY RACOM SYSTEMS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                September 30, 2000
ASSETS                                                          ------------------
Cash and cash equivalents                                           $   372,675
Interest-bearing deposits with banks                                 15,809,281
Securities available for sale                                         1,697,817
Securities held to maturity                                              24,261
Loans held for investment                                             5,234,777
Loans held for sale                                                  12,940,755
Subordinated certificates                                             7,643,874
Premises and equipment, net                                             285,220
Building and land                                                     3,222,738
Accrued interest receivable                                           1,325,800
Other assets                                                          6,032,039
                                                                   -------------
       Total assets                                                $ 54,589,237
                                                                   =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                              $ 20,134,529
Accrued expenses and other liabilities                                  895,484
Long-term debt                                                       35,022,277
Severance and retirement benefits                                        91,120
Negative goodwill                                                     9,382,529
                                                                   -------------
      Total liabilities                                              65,525,939

Minority interest                                                       (37,130)
Shareholders' equity:
     Common stock: $.01 par value
                   40,000,000 shares authorized;                      5,682,480
                   11,508,684 shares issued and outstanding
Accumulated deficit                                                 (14,885,001)
Accumulated other comprehensive income                               (1,888,920)
Foreign currency translation adjustments                                191,869
                                                                   -------------
      Total shareholders' equity                                    (10,899,572)
                                                                   -------------
      Total liabilities and shareholders' equity                   $ 54,589,237
                                                                   =============

                 See accompanying notes to financial statements.

                             NEWSTATE HOLDINGS, INC.
                         (FORMERLY RACOM SYSTEMS, INC.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months ended                  Six Months ended
                                    September 30,  September 30,        September 30,   September 30,
                                       2000            1999                2000            1999
                                       ----            ----                ----            ----
Interest income:
  Loans                              $1,028,342      $3,975,628          $2,329,555     $ 6,703,119
  Deposits with banks                   589,635         510,165             827,597       1,424,269
                                     ----------      ----------          ----------     -----------
      Total interest income           1,617,977       4,485,793           3,157,152       8,127,388
                                     ----------      ----------          ----------     -----------
Interest expense:
  Short-term borrowings                 765,745       1,363,506           1,685,357       2,979,986
  Long-term debt                        807,370       1,427,697           1,125,551       3,422,405
                                     ----------      ----------          ----------     -----------
      Total interest expense          1,573,115       2,791,203           2,810,908       6,402,391
                                     ----------      ----------          ----------     -----------
Net interest income                      44,862       1,694,590             346,244       1,724,997
Reversal of provision for loan
  losses                                529,391         688,795             513,219         685,321
                                     ----------      ----------          ----------     -----------
Net interest income after reversal
 of provision for loan losses           574,253       2,383,385             859,463       2,410,318

Other income and expense:
  Salaries                             (468,253)       (568,083)           (985,189)     (1,457,552)
  General and administrative           (998,902)     (1,001,773)         (1,436,523)     (1,720,777)
  Employee benefits                    (140,230)       (684,869)           (140,280)       (823,122)
  Amortization of negative goodwill     666,953         690,403           1,334,433       1,373,841
  Other income (expense), net           222,332         135,119             222,250        339,012
                                     ----------      ----------          ----------     -----------
                                       (718,100)     (1,429,203)         (1,005,309)     (2,288,598)
Income (loss) before
      provision for income taxes       (143,847)        954,182            (145,846)        121,720
Provision for income taxes                    0        (116,941)                  0        (213,481)
Minority interest                         5,147            (731)              7,752           7,931
                                     ----------      ----------          ----------     -----------
Net income (loss)                      (138,700)        836,510            (138,094)        (83,830)
                                     ==========      ==========           =========     ===========
Net income (loss)
      per share of common stock      $    (0.01)          $0.07           $   (0.01)      $   (0.01)
                                     ==========      ==========          ==========     ===========
Average shares outstanding           11,508,642      11,235,505          11,508,642      10,283,994
                                     ==========      ==========          ==========     ===========

                 See accompanying notes to financial statements.

                             NEWSTATE HOLDINGS, INC.
                         (FORMERLY RACOM SYSTEMS, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        For the six months ended
                                                                                September 30,              September 30,
                                                                                     2000                      1999
                                                                             ---------------------      ---------------------
Cash flows from operating activities:
    Net Loss                                                                       $     (138,094)                $   (83,830)
    Adjustment to reconcile net loss to net cash
        used in operating activities:
        Minorities interest                                                                (7,753)                     (7,931)
        Reversal of provision for loan loss                                              (357,471)                          -
        Depreciation and amortization                                                      91,942                      71,505
        Amortization of negative goodwill                                              (1,334,433)                 (1,373,841)
        Loss on disposal of available-for-sale securities                                 134,723                           -
        Increase in accrued employee benefits                                              70,803                     823,132
        Gain on valuation of subordinated certificates                                   (520,642)                          -
        Increase in accrued expenses and other liabilities                             (1,895,649)                 (1,002,224)
        Increase in accrued interest receivable and other assets                         (317,189)                 (1,038,427)
                                                                                   -----------------          ----------------
    Net cash used in operating activities                                              (4,273,763)                 (2,611,656)
                                                                                   -----------------          ----------------
    Cash flows from investing activities:
        Decrease in loans, net                                                          8,391,538                  23,342,614
        Decrease in interest bearing deposits with banks                              (11,625,761)                  3,181,701
        Proceeds from available for-sale securities                                       587,947                   1,929,862
        Investment in subsidiary                                                                -                  (5,000,000)
        Purchase of available-for-sale securities                                      (1,649,718)                          -
        Acquisition of premises and equipment                                          (3,548,155)                          -
        Other                                                                              25,786                    (291,219)
                                                                                   -----------------          ----------------
    Net cash provided by (used in) investing activities                                (7,818,363)                 23,163,958
                                                                                   -----------------          ----------------
    Cash flows from financing activities:
        Decrease in short-term borrowings, net                                         (9,728,024)                 (3,396,026)
        Proceeds from long-term debt                                                   28,606,336                           -
        Payments on long-term debt                                                     (6,944,691)                (39,439,906)
        Proceeds from issuance of common stock                                            170,000                   5,419,980
                                                                                   ----------------           ----------------
    Net cash provided by (used in) financing activities                                12,103,621                 (37,415,952)
    Effect of exchange rate changes on cash and cash equivalents                              634                     541,849
                                                                                   ----------------           ----------------
    Net increase (decrease) in cash and cash equivalents                                   12,129                 (16,322,801)
    Cash and cash equivalents at beginning of period                                      360,546                  26,118,761
                                                                                   ----------------           ----------------
    Cash and cash equivalents at end of period                                        $   372,675               $   9,795,960
                                                                                   ==============             ===============


                 See accompanying notes to financial statements.

                             NEWSTATE HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 September 2000

NOTE 1:       BASIS OF PRESENTATION

              The accompanying financial statements report the consolidated accounts of NewState Holding, Inc. (formerly Racom Systems, Inc.) and its wholly-owned subsidiaries, NSK Holdings, Inc. (a Delaware corporation), Racom Systems, Inc. (a Colorado corporation) and its 99.6% owned subsidiary, NewState Capital Co., Ltd. (a Korean corporation). Pursuant to the acquisition described in Note 3 below, the Company has treated the transaction as a reverse acquisition and, accordingly, has reported the pro forma effect in the 1998 financial statements in order to achieve comparability in its operations and cash flows. The Company was incorporated on June 3, 1991 pursuant to the laws of the State of Delaware and presently has its principal executive offices in Seoul, Korea and New York, New York.

NOTE 2:       UNAUDITED FINANCIAL STATEMENTS

              The consolidated financial statements as of September 30, 2000, and for the periods ended June 30, 2000 and 1999 and September 30, 2000 and 2000, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. The 1999 pro forma presentation gives effect to the reverse acquisition in July 1999, in order to provide comparability in the presentation of operations and cash flows. In addition, the results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

NOTE 4:  LOANS

          Loans held for investment at September 30, 2000 are as follows (in thousands of Won):


                                               Allowance for        Net Book
                             Principal          loan losses           Value     U.S. Dollars(a)
                            -------------     --------------      ------------ ----------------
Loans held for investment    W14,341,216        W8,504,440         W5,836,776     $5,234,777


     Loans  held  for   investment   consist  of   residential   mortgage  loans
(approximately 80%) and commercial and consumer loans (approximately 20%) at September 30, 2000.

     (a) translated at the rate of W1,115.0 : $1.00, the prevailing Won to U.S. Dollar exchange rate on September 30, 2000

NOTE 5:  SHORT TERM BORROWINGS

          Short-term borrowings at September 30, 2000 comprise the following:

                    Annual Interest        Thousands
                       Rate (%)              of Won          U.S. Dollars (a)
                   -------------------  ----------------    ------------------
Finance companies   9.29 ~ 12.7           W22,450,000          $20,134,529

     (a) translated at the rate of W1,115.0: $1.00, the prevailing Won to U.S. Dollar exchange rate on September 30, 2000


NOTE 6:           LONG-TERM DEBT

          Long-term debt at September 30, 2000 comprise the following:


                                 Thousands
Reference                          of Won          U.S. Dollars
------------                ------------------   --------------------
Debentures             (A)      W32,649,839          $29,282,367
Won currency loans     (B)       W6,400,000           $5,739,910
                            ------------------   --------------------
                                W39,049,839          $35,022,277
                            ==================   ====================

           (A) Debentures outstanding at September 30, 2000 comprise the following:


                                                  Annual         Thousands
                                                  Rates(%)         of Won        U.S. Dollars(a)
                                               -------------    --------------- -----------------
         Debentures collateralized
         by bank letter of credit                   9.7              W495,013          $443,958
      Non-collateralized debentures             10.5/11.035       W32,154,826       $28,838,409
                                                -----------        ----------       -----------
                                                                  W32,649,839       $29,282,367


     (a) translated at the rate of W1,115.0 : $1.00, the prevailing Won to U.S. Dollar exchange rate on September 30, 2000

     (B) Won currency loans outstanding at September 30, 2000 comprise the following:


                                                  Annual          Thousands
                                                  Rates(%)          of Won         U.S. Dollars(a)
                                              --------------     --------------    -----------------
            Won currency loans                 10.25 ~ 14.5       W6,400,000         $5,739,910
                                              --------------     --------------    -----------------
                                                                  W6,400,000         $5,739,910
                                                                 ==============    =================


     (a) translated at the rate of W1,115.0: $1.00, the prevailing Won to U.S. Dollar exchange rate on September 30, 2000

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

On July 31, 2000, NewState Capital Co., Ltd. ("NewState Capital"), the Company's Korean operating subsidiary, successfully issued corporate bonds in the principal amount of 30 billion Won (US$27 million). The bonds issued had two different maturities, 1.5 years and 2 years, in the amount of 15 billion Won
(approximately US$14 million) each and have been incorporated into the underlying assets backing a 1.5 trillion Won (US$1.4 billion) pooled collateralized bond obligation ("CBO") issue underwritten by LG Investment & Securities Co., Ltd.

On September 28, 2000, NewState Holdings, Inc, entered into an agreement with Korea First Bank in which NewState Capital will originate mortgages on behalf of the bank. Korea First Bank is one of the leading commercial banks in Korea with 292 branches and 42 sub-branches and has total assets of $22.8 billion as of year end 1999.

NewState Capital restructured its origination activities on August 10, 2000 to focus on the issuance of Mortgage Backed Securities ("MBS") which is the Company's primary financing strategy. NewState Capital has increased its loan origination capability with the opening of three additional branches in Seoul. The Company's top three sales performers were appointed as branch managers for the new branches. This is just one of Company's implementations to expand its mortgage origination efforts throughout Korea and develop and offer innovative new mortgage products.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

INTEREST INCOME

Interest income on loans decreased 74.1% to $1.0 million for the three months ended September 30, 2000 ("Second Quarter 2000") from $4.0 million for the three months ended September 30, 1999 ("Second Quarter 1999"). The decrease in interest income was due to a decrease in outstanding mortgage loans by approximately $57.7 million, compared to the outstanding balance as of September 30, 1999. The reason for the decrease in mortgage loans was the issuance of MBS and loan repayments. Interest income on bank deposits increased to $589,635 in the Second Quarter 2000 from $510,165 in the Second Quarter 1999 due to an increase in cash and bank deposits to $16.2 million from $13.1 million, respectively.

INTEREST EXPENSE

Total interest expenses decreased to $1.6 million in the Second Quarter 2000 from $2.8 million in the Second Quarter 1999 due to lower outstanding borrowings. The outstanding borrowings reduced to $55.2 million at the end of the Second Quarter 2000, compared to $83.7 million at the end of the Second Quarter 1999. This reduction in interest expense was partially offset by an increase in borrowing costs.

NET INTEREST INCOME

Net interest income decreased to $44,862 for the Second Quarter 2000 from $1.7 million for the Second Quarter 1999. The decrease was due to a substantial reduction in mortgage loan outstanding balances and increase in borrowing costs.

REVERSAL OF PROVISION FOR LOAN LOSSES

Reversal of provision for loan losses in the Second Quarter 2000 and 1999 was due to collections of accrued interest and mortgage loan principal on loans previously written off.

SALARIES

Salaries decreased to $468,253 in the Second Quarter 2000 compared to $568,083 in the Second Quarter 1999 due to a decrease in employees from 66 to 43, respectively.

GENERAL AND ADMINISTRATIVE ("G&A")

G&A was virtually unchanged at $998,902 during the Second Quarter 2000 compared to $1,001,773 during the Second Quarter 1999. There were one-time consulting and professional service fees incurred with respect to the acquisition of NewState Capital in the Second Quarter 1999. The Company had increased advertising expenses in the Second Quarter 2000.

EMPLOYEE BENEFITS

Employee benefits decreased to $140,230 in the Second Quarter 2000 from $684,869 in the Second Quarter 1999 due to a decrease in number of employees, especially qualified employees as described below.

Employee benefits are accrued for employees and directors with more than one year of service and are based on their annual compensation and years of service.

AMORTIZATION OF NEGATIVE GOODWILL

Negative goodwill, which represents the excess of fair value over purchase price of net assets acquired, is being amortized on the straight-line basis over 5 years. The net amount of negative goodwill amortization for the Second Quarter 2000 was $666,953.

OTHER INCOME (EXPENSE), NET

Other income increased $222,332 in the Second Quarter 2000 from the income of $135,119 in the Second Quarter 1999. For the Second Quarter 2000, other income included an unrealized gain on valuation of subordinated certificates retained by the Company after the issuance of MBS.

NET INCOME (LOSS)

The Company recorded a net loss of $138,700 or $0.01 per share for the Second Quarter 2000 compared to a net income of $836,510 or $0.07 per share for the Second Quarter 1999. The decrease in net income was principally attributable to a decrease in net interest income resulting from lower mortgage loan balances outstanding and higher borrowing costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999

INTEREST INCOME

Interest income decreased to $2.3 million for the six months ended September 30, 2000 ("Interim 2000") from $6.7 million for the six months ended September 1999 ("Interim 1999"). The decrease in interest income in Interim 2000 was primarily due to a reduction in outstanding mortgage loans to $18.2 million from $75.9 million in Interim 1999. The decrease in loans was a result of an issuance of MBS and maturing outstanding mortgage loans. Interest income on bank deposits decreased to $827,597 in Interim 2000 from $1.4 million in Interim 1999 due to a reduced outstanding average balance of interest-bearing deposits with banks during Interim 2000.

INTEREST EXPENSE

Total interest expense decreased to $2.8 million in Interim 2000 from $6.4 million in Interim 1999 due to the Company's reduction in borrowings as described above.

NET INTEREST INCOME

Net interest income decreased to $346,244 for Interim 2000 from $1.7 million for Interim 1999 due to decreased mortgage loans, a decrease in the Company's debt and increased borrowing costs.

REVERSAL OF (ADDITION TO) PROVISION FOR LOAN LOSSES

Based on management's analysis of the adequacy of the allowance for loan losses, provisions for loan losses of $513,219 and $685,321 in Interim 2000 and Interim 1999, respectively, were reversed. The reversals were primarily attributable to recoveries which increased the allowance to levels higher than required based on the Company's loan portfolio at those dates.

SALARIES

Salaries decreased to $1.0 million in Interim 2000 from $1.5 million in Interim 1999 due to a decrease in employees.

GENERAL AND ADMINISTRATIVE ("G&A")

The amount of G&A decreased to $1.4 million in Interim 2000 from $1.7 million in Interim 1999 due primarily to one-time consulting and professional service fees incurred with respect to the acquisition of NewState Capital in Interim 1999.

EMPLOYEE BENEFITS

Employee benefits decreased to $140,280 in Interim 2000 from $823,122 in Interim 1999. Employee benefits are accrued for employees and directors with more than one year of service and are based on their annual compensation and years of service. The decrease in employee benefits was due to a decrease in number of employees, especially those employees who were qualified employees.

AMORTIZATION OF NEGATIVE GOODWILL

Negative goodwill, which represents the excess of fair value over purchase price of net assets acquired, is being amortized on the straight-line basis over 5 years. The net amount of negative goodwill amortization for Interim 2000 was $1.3 million.

OTHER INCOME (EXPENSE), NET

Other  income  increased  to $222,250 in Interim  2000 from  $339,012 in Interim
1999.

NET INCOME (LOSS)

The Company recorded a net loss of $138,094 or $0.01 per share for Interim 2000 as compared to a net loss of $83,830 or $0.01 per share for Interim 1999. The increase in net loss was primarily attributable to decreased mortgage loans, decreased debt and increased borrowing costs.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash and cash equivalents and interest-bearing deposits totaling $16.2 million compared to $4.6 million at March 31, 2000. For the six months ended September 30, 2000, cash used in operating activities of $4.3 million was primarily due to (i) the net loss of $138,094, (ii) increase in accrued expenses of $1.9 million, and (iii) amortization of negative goodwill of $1.3 million.

For the six months ended September 30, 2000, cash used in investing activities was $7.8 million and was primarily due to (i) an increase in interest-bearing deposits with banks of $11.6 million, (ii) acquisition of premises and equipment of $3.5 million, and (iii) a decrease in loans of $8.4 million.

For the six months ended September 30, 2000, cash provided by financing activities of $12.1 million was primarily attributable to the proceeds from long-term debt of $28.6 million, offset by net payments on short-term borrowings and long-term debt in the amounts of $9.7 million and $6.9 million, respectively. The Company will require capital to continue its operations. The Company intends to secure additional capital by issuing corporate bonds, pledging assets for bank borrowings, and issuing mortgage-backed securities. The Company may also issue additional equity or convertible debt securities, if required, which may result in additional dilution to the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if available at all.

PART II.      Other Information

Item 1.       Legal Proceedings
              ----------------------
              None

Item 2.       Changes in Securities and Use of Proceeds
              ----------------------------------------------------
              None.

Item 3.       Defaults Upon Senior Securities
              --------------------------------------
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------------------
              None.

Item 5.       Other Information
              ----------------------

         On July 31, 2000, NewState Capital Co., Ltd., the Company's Korean operating subsidiary, successfully issued corporate bonds in the principal amount of 30 billion Won (US$27 million). The bonds issued had two different maturities, 1.5 years and 2 years, in the amount of 15 billion Won (US$14 million) each and have been incorporated into the underlying assets backing a
1.5 trillion Won (US$1.4 billion) pooled collateralized bond obligation ("CBO") issue underwritten by LG Investment & Securities Co., Ltd.

     LG Investment & Securities Co., Ltd., the lead manager in issuing the CBO, is one of the largest securities firms in Korea with over 7.3 trillion Won in total assets and over 2,500 employees in 99 domestic branches and 5 branches overseas.

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

                                      NEWSTATE HOLDINGS, INC.

                                          ERNEST B. KIM
                                      By: __________________________________
                                          Ernest B. Kim, Chairman, President
                                          and Chief Executive Officer