Form 10QSB
period 2000-12-31
NEWSTATE HOLDINGS INC
filed 2001-02-14
CIK 919941

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                             -----------------------
                                   FORM 10-QSB
                                   (Mark One)

                [ X ] Quarterly Report pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                For the Quarterly period ended December 31, 2000

                                       or

          [ ] Transition Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                         Commission file number 0-21907

                             NEWSTATE HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


         Delaware                                    84-1182875
--------------------------                ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

156 W. 56th Street, Suite 2005, New York, NY           10019
---------------------------------------------         -------
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

         Yes:     X                                   No: ___
                 ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date: 11,508,684 shares, $0.01 par value, outstanding as of January 31, 2001.

                             NEWSTATE HOLDINGS, INC.

                                      INDEX

Part I            Financial Information                                                      Page
------            ---------------------                                                      ----
                    Item 1.         Condensed Consolidated Balance Sheet as of                  5
                                    December 31, 2000

                                    Condensed Consolidated Statements of                        6
                                    Operations for the three month periods ended
                                    December 31, 2000 and December 31, 1999,
                                    and the nine month periods ended
                                    December 31, 2000 and December 31, 1999

                                    Condensed Consolidated Statements of Cash                   7
                                    Flows for the nine months ended December 31,
                                    2000 and December 31, 1999

                                    Notes to Condensed Consolidated Financial                   8
                                    Statements

                    Item 2.         Management's Discussion and Analysis of                    12
                                    Financial Condition and Results of Operations

Part II           Other Information and Signatures                                             17
-------           --------------------------------


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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance, or achievements of the Company to differ materially from anticipated results, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, regulatory constraints, changes in laws or regulations governing the Company's products and international trade, the ability of the Company to market successfully its products in an increasingly competitive worldwide market, changes in the Company's operating strategy, failure to consummate or successfully integrate product developments, the general economy of the United States, Korea and the specific global markets in which the Company competes, the availability of financing from internal and external sources to fund the Company's growth strategy, the effect of adverse changes in loan demand, real estate values, borrowing costs and current interest rates in Korea, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Other factors not identified above could also cause actual results to vary materially from the future results covered in such forward-looking statements. The Company assumes no obligation to publicly correct or update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements or if the Company later becomes aware that they are not likely to be achieved.

PART I            Financial Information
------            ---------------------

Item 1.   Financial Statements


                             NEWSTATE HOLDINGS, INC.
                         (FORMERLY RACOM SYSTEMS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                 December 31, 2000
ASSETS                                                        -----------------------
Cash and cash equivalents                                             $    160,886
Interest-bearing deposits with banks                                     3,684,940
Securities available for sale                                            1,048,160
Securities held to maturity                                                 21,230
Loans held for investment                                                4,047,859
Loans held for sale                                                     17,909,662
Subordinated certificates                                                6,864,868
Premises and equipment, net                                                772,448
Building and land                                                        2,846,606
Accrued interest receivable                                              1,079,169
Other assets                                                             5,126,658
                                                                      -------------
       Total assets                                                   $ 43,562,486
                                                                      =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                                 $ 14,960,317
Accrued expenses and other liabilities                                     843,804
Long-term debt                                                          30,465,878
Severance and retirement benefits                                           82,213
Negative goodwill                                                        7,655,344
                                                                      -------------
      Total liabilities                                                 54,007,556

Minority interest                                                          (37,912)

Shareholders' equity:
     Common stock: $.01 par value
                   40,000,000 shares authorized;
                   11,508,684 shares issued and outstanding              5,682,430

Accumulated deficit                                                    (14,512,514)
Accumulated other comprehensive loss                                    (1,329,347)
Foreign currency translation adjustments                                  (247,777)
                                                                      -------------
      Total shareholders' equity                                       (10,407,158)
                                                                      -------------
      Total liabilities and shareholders' equity                      $ 43,562,486
                                                                      =============

                 See accompanying notes to financial statements.

                             NEWSTATE HOLDINGS, INC.
                         (FORMERLY RACOM SYSTEMS, INC.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months ended                  Nine Months ended
                                         ------------------                  -----------------
                                    December 31,    December 31,         December 31,  December 31,
                                       2000            1999                2000            1999
                                       ----            ----                ----            ----
Interest income:
  Loans                             $ 1,009,534     $ 2,795,778         $ 3,322,525    $  9,508,600
  Deposits with banks                   311,627         546,771           1,132,447       1,981,733
                                    -----------     -----------         -----------    ------------
      Total interest income           1,321,161       3,342,549           4,454,972      11,490,333
                                    -----------     -----------         -----------    ------------
Interest expense:
  Short-term borrowings                 515,138       1,564,334           2,184,422       4,497,351
  Long-term debt                      1,036,015         986,689           2,163,979       4,429,537
                                    -----------     -----------         -----------    ------------
      Total interest expense          1,551,153       2,551,023           4,348,401       8,926,888
                                    -----------     -----------         -----------    ------------
Net interest income (expense)          (229,992)        791,526             106,571       2,563,445
Reversal of (addition to)
  provision for loan losses            (113,660)        981,322             236,167       1,660,373
                                    -----------     -----------         -----------    ------------
Net interest income (expense)
  after reversal of provision
  for loan losses                      (343,652)      1,772,848             342,738       4,223,818

Other income and expenses:
  Salaries                             (464,590)       (742,441)         (1,443,489)     (2,354,173)
  General and administrative           (695,371)       (540,842)         (2,122,974)     (2,018,602)
  Employee benefits                     (17,874)       (150,902)           (156,342)       (826,083)
  Amortization of negative goodwill     726,466         643,067           2,119,044       1,976,036
  Other income (expense), net          (392,654)     (1,346,218)            (28,370)       (921,291)
                                    -----------     -----------         -----------    ------------
                                       (844,023)     (2,137,336)         (1,632,131)     (4,144,113)

Income (loss) before provision
  for income taxes                   (1,187,675)       (364,488)         (1,289,393)         79,705
Provision for income taxes                    0         426,312                   0         212,273
Minority interest                         5,518           2,069              13,255          10,151
                                    -----------     -----------         -----------    ------------
Net income (loss)                    (1,182,157)         63,893          (1,276,138)        302,129
                                    ===========     ===========         ===========    ============

Net income (loss)
      per share of common stock      $    (0.10)       $   0.01          $    (0.11)        $  0.03
                                    ===========     ===========         ===========    ============
Average shares outstanding           11,508,642      11,443,684          11,508,642      10,670,557
                                    ===========     ===========         ===========    ============


                 See accompanying notes to financial statements.


                             NEWSTATE HOLDINGS, INC.
                         (FORMERLY RACOM SYSTEMS, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the nine months ended
                                                                                December 31,          December 31,
                                                                                    2000                  1999
                                                                             ------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                        $  (1,276,138)            $     302,129
    Adjustment to reconcile net loss to net cash
      used in operating activities:
      Minorities interest                                                          (13,256)                  (10,151)
      Provision (reversal of provision) for loan loss                             (236,167)               (1,660,373)
      Depreciation and amortization                                                234,904                   153,063
      Amortization of negative goodwill                                         (2,119,044)               (1,976,036)
      Loss on disposal of available-for-sale securities                            246,776                         -
      Increase in accrued employee benefits                                         71,473                   837,055
      Gain on valuation of subordinated certificates                              (624,606)                1,597,949
      Decrease in accrued expenses and other liabilities                          (255,157)               (1,865,568)
      Increase in accrued interest receivable and other assets                  (1,567,399)               (1,060,270)
                                                                             -------------             -------------
    Net cash used in operating activities                                       (5,538,614)               (3,681,662)
                                                                             -------------             -------------
    Cash flows from investing activities:
      Decrease in loans, net                                                     1,613,522                27,284,302
      Decrease in interest bearing deposits with banks                              15,860                 3,279,266
      Proceeds from available-for-sale securities                                  567,439                 6,665,539
      Investment in subsidiary                                                           -                (5,150,500)
      Purchase of available-for-sale securities                                   (841,096)                        -
      Acquisition of premises and equipment (included building and land)        (4,210,707)                        -
      Other                                                                         25,658                (2,024,431)
                                                                             -------------             -------------
    Net cash provided by (used in) investing activities                         (2,829,324)               30,054,176
                                                                             -------------             -------------
    Cash flows from financing activities:
        Decrease in short-term borrowings, net                                 (12,723,902)               (2,581,452)
        Proceeds from long-term debt                                            27,505,318                         -
        Payments on long-term debt                                              (6,761,185)              (52,269,033)
        Proceeds from issuance of common stock                                     170,000                 5,419,980
                                                                             -------------             -------------
    Net cash provided by (used in) financing activities                          8,190,231               (49,430,505)
    Effect of exchange rate changes on cash and cash equivalents                   (24,801)                1,146,471
                                                                             -------------             -------------
    Net decrease in cash and cash equivalents                                     (202,508)              (21,911,520)
    Cash and cash equivalents at beginning of period                               363,394                26,118,761
                                                                             -------------             -------------
    Cash and cash equivalents at end of period                               $     160,886             $   4,207,241
                                                                             =============             =============

                 See accompanying notes to financial statements.

                             NEWSTATE HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  December 2000

NOTE 1:  BASIS OF PRESENTATION

         The accompanying financial statements report the consolidated accounts of NewState Holding, Inc., a Delaware corporation (formerly known as Racom Systems, Inc.) and its wholly-owned subsidiaries, NSK Holdings, Inc., a Delaware corporation ("NSK"), Racom Systems, Inc., a Colorado corporation ("New Racom"), and its 99.6% owned subsidiary, NewState Capital Co., Ltd., a Korean corporation. Pursuant to the acquisition described in Note 3 below, NewState Holdings, Inc. (the "Company") has treated the transaction as a reverse acquisition and, accordingly, has reported the pro forma effect in the 1998 financial statements in order to achieve comparability in its operations and cash flows. The Company was incorporated on June 3, 1991 pursuant to the laws of the State of Delaware and presently has its principal executive offices in Seoul, Korea and New York, New York.

NOTE 2:  UNAUDITED FINANCIAL STATEMENTS

         The consolidated financial statements as of December 31, 2000, and for the periods ended December 31, 2000 and 1999, and September 30, 2000 and 1999, and June 30, 2000 and 1999, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. The 1999 pro forma presentation gives effect to the reverse acquisition in July 1999, in order to provide comparability in the presentation of operations and cash flows. In addition, the results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

         NewState Capital is a specialty finance company incorporated on February 18, 1994 under the laws of the Republic of Korea to engage in factoring commercial notes and accounts receivables, and to provide short-term and long-term financing, including home mortgage loans, to customers. On March 12, 1999, NewState Capital acquired all the outstanding stock of Youngnam Housing Finance Co., Ltd., a Korean company providing financings for the purchase of homes to middle-income individuals. The acquisition was recorded under the purchase method of accounting.

NOTE 4:  DISSOLUTION

         The boards of directors of both New Racom, a dormant subsidiary with no assets, and the Company authorized the dissolution of New Racom by unanimous consent on November 21, 2000. Articles of Dissolution were filed with the Secretary of State of the State of Colorado on December 19, 2000. The State of Colorado is currently in the process of issuing a tax clearance certificate. The Company originally created New Racom during the acquisition of NewState Capital referred to in Note 3 above in order to transfer all remaining assets and liabilities that existed on the date of the acquisition to New Racom. This transaction, however, was never consummated and the Company decided to dissolve New Racom.

         The boards of directors of both NSK and the Company authorized the dissolution and liquidation of NSK by unanimous consent on November 29, 2000. The Company originally created NSK during the acquisition of NewState Capital referred to in Note 3 above to ensure that there would be no liability issues in connection with the acquisition. The Company owned 100% of the issued and outstanding common stock of NSK and NSK owned 99.6% of the issued and outstanding common stock of NewState Capital. The boards of directors of both NSK and the Company dissolved and liquidated NSK effective as of December 31, 2000. A Certificate of Dissolution was filed with the Secretary of State of the State of Delaware on January 18, 2001.

NOTE 5:  LOANS

         Loans held for investment at December 31, 2000 are as follows (in thousands of Won):

                                   Allowance for     Net Book      U.S. Dollars
                    Principal       loan losses       Value          (a)
                    ------------   -------------     -----------   ------------
Loans held           W13,288,972     W8,188,669       W5,100,303   $4,047,859
 for investment

         Loans held for investment consist of residential mortgage loans (approximately 96.8%) and commercial and consumer loans (approximately 3.2%) at December 31, 2000.

         (a) translated at the rate of W1,260.0:$1.00, the prevailing Won to U.S. Dollar exchange rate on December 31, 2000.

NOTE 6:  SHORT TERM BORROWINGS

         Short-term borrowings at December 31, 2000 comprise the following:

                       Annual Interest         Thousands          U.S. Dollars
                         Rate (%)                of Won               (a)
                    -------------------      ------------         ------------
Finance companies     9.29 ~ 12.00            W18,850,000         $14,960,317
                                              ===========         ===========

         (a) translated at the rate of W1,260.0:$1.00, the prevailing Won to U.S. Dollar exchange rate on December 31, 2000.

NOTE 7:  LONG-TERM DEBT

         Long-term debt at December 31, 2000 comprise the following:

                                     Thousands
                        Reference     of  Won            U.S. Dollars  (a)
                        ---------    -------------      ------------------
 Debentures                (A)        W31,987,007           $25,386,513
 Won currency loans        (B)         W6,400,000            $5,079,365
                                     -------------      ------------------
                                      W38,387,007          $30,465,878
                                     =============      ==================

         (A) Debentures outstanding at December 31, 2000 comprise the following:


                                    Annual         Thousands
                                    Rates (%)       of Won      U.S. Dollars (a)
                                    ---------      ----------   ----------------

Debentures collateralized
  by bank letter of credit            9.7             W495,730        $393,436
Non-collateralized debentures     10.5 ~ 11.035    W31,491,277     $24,993,077
                                                   -----------     -----------
                                                   W31,987,006     $25,386,513
                                                   ===========     ===========

         (a) translated at the rate of W1,260.0:$1.00, the prevailing Won to U.S. Dollar exchange rate on December 31, 2000.

         (B) Won currency loans outstanding at December 31, 2000 comprise the following:

                          Annual             Thousands
                          Rates (%)            of Won           U.S. Dollars(a)
                        --------------      --------------      ---------------
Won currency loans       10.25 ~ 14.5         W6,400,000           $5,079,365
                        --------------      --------------      ---------------
                                              W6,400,000           $5,079,365
                                            ==============      ===============

         (a) translated at the rate of W1,260.0:$1.00, the prevailing Won to U.S. Dollar exchange rate on December 31, 2000.

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

OVERVIEW

On October 10, 2000, NewState Capital Co. Ltd. ("NewState Capital"), a Korean operating subsidiary of NewState Holdings, Inc. (the "Company") announced that it will issue mortgage-backed securities ("MBS") through a special purpose entity ("SPE") in the principal amount of $16.5 million. This will be the second MBS issuance by NewState Capital this year. The cut-off day was November 14, 2000 and the total number of loans was 511. Underwriting was performed by LG Investment & Securities Co., Ltd. and the due diligence investigation was performed by Samil Accounting Corporation. The MBS issuance closed on January 19, 2001.

On November 21, 2000, the boards of directors of both Racom Systems, Inc., a Colorado corporation ("Racom"), and the Company approved the liquidation and dissolution of Racom, a dormant subsidiary corporation. Articles of Dissolution were filed with the Secretary of State of the State of Colorado on December 19, 2000.

On November 29, 2000, the boards of directors of both NSK Holdings, Inc., a Delaware corporation ("NSK"), and the Company approved the liquidation and dissolution of NSK, a subsidiary corporation. The assets of NSK were transferred to the Company effective on December 31, 2000. A Certificate of Dissolution was filed with the Secretary of State of the State of Delaware on January 18, 2001.

On December 1, 2000, NewState Capital announced that it entered into a contract to acquire 55.34 percent of the total shares of World Asset Management Ltd, a Seoul based mutual fund management company. This acquisition becomes effective immediately upon an official approval from the Financial Supervisory Service ("FSS") of Korea, the governmental committee that regulates the finance sector.

On December 15, 2000, NewState Capital decided to restructure its sales force. NewState Capital seeks to improve the quality of its sales force and has launched an intensive education program. NewState Capital is developing a performance based sale program to attract new branch managers, after which branch managers will be appointed.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

INTEREST INCOME

Interest income on loans decreased 64.3% to $1.0 million for the three months ended December 31, 2000 ("3rd Quarter 2000") from $2.8 million for the three months ended December 31, 1999 ("3rd Quarter 1999"). The decrease in interest income on loans was due to the net decrease in outstanding loans by approximately $56.8 million, compared to the outstanding balance as of December 31, 1999. The reason for the decrease in mortgage loans was that originations were offset by loan sales through a MBS issuance of $53.6 million on March 21, 2000, a $27.0 million issuance on July 31, 2000 and repayments. Interest income on bank deposits decreased to $311,627 in the 3rd Quarter 2000 from $546,771 in the 3rd Quarter 1999 due to a decrease in average cash and bank deposits.

INTEREST EXPENSE

Total interest expense decreased to $1.6 million in the 3rd Quarter 2000 from $2.6 million in the 3rd Quarter 1999 due to lower outstanding borrowings and interest rates. The outstanding borrowings declined to $45.4 million at the end of the 3rd Quarter 2000, compared to $77.1 million at the end of the 3rd Quarter 1999.

NET INTEREST INCOME (EXPENSE)

The Company recorded net interest expense of $229,992 for the 3rd Quarter 2000 compared to net interest income of $791,526 for the 3rd Quarter 1999. In addition to the decrease in loans and borrowings, the decrease was due to lower interest rates on mortgage loans outstanding and higher borrowing costs.

PROVISION FOR LOAN LOSSES

The Company recorded provision for loan losses of $113,660 for the 3rd Quarter 2000 compared to a reversal of provision for loan losses of $981,322 for the 3rd Quarter 1999. The reversal in 1999 was due to collections of accrued interest and mortgage loan principal on loans previously written off.

SALARIES

Salaries decreased to $464,590 in the 3rd Quarter 2000 compared to $742,441 in the 3rd Quarter 1999 primarily due to replacing former employees with new lower-paid employees.

GENERAL AND ADMINISTRATION ("G&A")

G&A increased to $695,371 in the 3rd Quarter 2000 compared to $540,842 in the 3rd Quarter 1999. The Company had increased advertising expenses for newspapers, consulting and professional service fees in the 3rd Quarter 2000.

EMPLOYEE BENEFITS

Employee benefits decreased to $17,874 in the 3rd Quarter 2000 from $150,902 in the 3rd Quarter 1999 due to an decrease in number of employees, especially those employees who were qualified employees as described below. Employee benefits are accrued for employees and directors with more than one year of service and are based on their annual compensation and years of service.

AMORTIZATION OF NEGATIVE GOODWILL

Negative goodwill, which represents the excess of fair value over purchase price of net assets acquired, is being amortized on the straight-line basis over 5 years. The net amount of negative goodwill amortization for the 3rd Quarter 2000 was $726,466.

OTHER INCOME (EXPENSE), NET

The Company recorded a net other expense of $392,654 in the 3rd Quarter 2000 compared to net other income of $1,346,218 in the 3rd Quarter 1999. For the 3rd Quarter 2000, other expense included losses for disposal of securities of $595,076 compared to a loss of $1,597,949 in the 3rd Quarter 1999.

NET INCOME (LOSS)

The Company recorded a net loss of $1,182,157 or $0.10 per share for the 3rd Quarter 2000 compared to a net income of $63,893 or $0.01 per share for the 3rd Quarter 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1999

INTEREST INCOME

Interest income on loans decreased to $3.3 million for the nine months ended December 31, 2000 ("Interim 2000") from $9.5 million for the nine months ended December 1999 ("Interim 1999") primarily due to loan sales. Interest income on bank deposits decreased to $1.1 million in Interim 2000 from $2.0 million in Interim 1999 due to a reduced outstanding average balance of interest-bearing deposits with banks during the Interim 2000.

INTEREST EXPENSE

Total interest expense decreased to $4.3 million in Interim 2000 from $8.9 million in Interim 1999 primarily due to the Company's lowered borrowings as described above.

NET INTEREST INCOME

Net interest income decreased to $106,571 for Interim 2000 from $2.6 million for Interim 1999 due to decreased mortgage loans and borrowings combined with lower mortgage rates and higher borrowing costs.

REVERSAL OF (ADDITION TO) PROVISION FOR LOAN LOSSES

The Company was again able to record a reversal of provision for loan losses of $236,167 in Interim 2000 compared to a provision reversal of $1,660,373 in Interim 1999 due to continued collections of accrued interest and mortgage loan principal on loans previously written off.

SALARIES

Salaries decreased to $1.4 million in Interim 2000 from $2.4 million in Interim 1999 due to a decrease in employees.

GENERAL AND ADMINISTRATION ("G&A")

The amount of G&A increased to $2.1 million in Interim 2000 from $2.0 million in Interim 1999 due primarily to advertising expenses, consulting and professional service fees.

EMPLOYEE BENEFITS

Employee benefits decreased to $156,342 in Interim 2000 from $826,083 in Interim 1999. Employee benefits are accrued for employees and directors with more than one year of service and are based on their annual compensation and years of service. The decrease in employee benefits was due to a decrease in number of employees, especially those employees who were qualified employees.

AMORTIZATION OF NEGATIVE GOODWILL

Negative goodwill, which represents the excess of fair value over purchase price of net assets acquired, is being amortized on the straight-line basis over 5 years. The net amount of negative goodwill amortization for Interim 2000 was $2.1 million.

OTHER INCOME (EXPENSE), NET

Net other expense increased to $28,370 in Interim 2000 from net other income of $921,291 in Interim 1999. In Interim 2000, Other expense included losses for disposal of securities of $803,544 compared to a loss of $1,597,949 in Interim 1999.

NET INCOME (LOSS)

The Company recorded a net loss of $1.3 million or $0.11 per share for Interim 2000 as compared to net income of $302,129 or $0.03 per share for Interim 1999. The increase in net loss was primarily due to decreased mortgage loans originated and outstanding and interest margin pressure.

LIQUIDITY AND CAPITAL RESOURCES

At  December  31,  2000,  the  Company  had  cash  and  cash   equivalents   and
interest-bearing deposits totaling $3.8 million compared to $4.6 million at March 31, 2000.

For the nine months ended December 31, 2000, cash used in operating activities of $5.5 million was primarily due to (i) net loss of $1.3 million, (ii) amortization of negative goodwill of $2.1 million, (iii) increase in accrued interest receivable and other assets of $1.6 million, and (iv) gain on valuation of subordinated certificates of 0.6 million.

For the nine months ended December 31, 2000, cash used by investing activities was $2.8 million and was primarily due to (i) acquisition of premises and equipment (included building and land) of $4.2 million, (ii) decrease in loans of $1.6 million, (iii) acquisition of available-for-sale securities of $0.8 million, and (iv) Proceeds from sale of available-for-sale securities of 0.6 million.

For the nine months ended December 31, 2000, cash provided by financing activities of $8.2 million was primarily attributable to the proceeds from long-term debt of $27.5 million, offset by net payments on short-term borrowings of $12.7 million and long-term debt of $6.8 million, respectively. The Company will require capital to continue its operations.

The Company intends to secure additional capital by issuing corporate bonds, pledging assets for bank borrowings, and issuing Mortgage-Backed Securities, Collateralized Loan Obligations, and Collateralized Bond Obligations. The
Company may also issue additional equity securities, if required, which may result in additional dilution to the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if available at all.


PART II.      Other Information
--------      -----------------


Item 1.       Legal Proceedings

              None.


Item 2.       Changes in Securities and Use of Proceeds

              None.


Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Stockholders was held on November 9, 2000. The following is a brief description as well as the tabulation of votes for each of the matters which were voted upon at the 2000 Annual Meeting.

         1. Election of the following four persons as directors of NewState Holdings, Inc.:

                 DIRECTOR                  FOR             AUTHORITY WITHHELD
              -------------              ---------         ------------------
              Ernest B. Kim              8,505,809                 698
              Jin K. Kim                 8,505,809                 698
              Sun W. Young               8,505,809                 698
              A. Sungil Noh              8,505,809                 698


Item 5.       Other Information

         On July 31, 2000, NewState Capital Co., Ltd., the Company's Korean operating subsidiary ("NewState Capital"), successfully issued corporate bonds in the principal amount of 30 billion Won (US$27 million). The bonds issued had two different maturities, 1.5 years and 2 years, in the amount of 15 billion Won (US$14 million) each and have been incorporated into the underlying assets backing a 1.5 trillion Won (US$1.4 billion) pooled collateralized bond obligation ("CBO") issue underwritten by LG Investment & Securities Co., Ltd. ("LG Investment").

         LG Investment & Securities Co., Ltd., the lead manager in issuing the CBO, is one of the largest securities firms in Korea with over 7.3 trillion Won in total assets and over 2,500 employees in 99 domestic branches and 5 branches overseas.

         On January 19, 2001, NewState Capital issued mortgage-backed securities ("MBS") in the principal amount of 18.2 billion Won ($16.5 million). The MBS were issued in five tranches. The two senior tranches are rated triple-A by Korean Rating Services and Korean Management Consulting Credit Rating Corp. and the three subordinate tranches are rated single-A, triple-B and double-C. Legal counsel for the issuer was Shin & Kim in Korea, due diligence was conducted by PriceWaterhouseCoopers, and the trustee was Housing & Commercial Bank of Korea. The lead underwriter for the MBS was LG Investment.


Item 6.       Exhibits and Reports on Form 8-K


              (a)      Exhibits:

                       None.

              (b)      Reports on Form 8-K

                       None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    NEWSTATE HOLDINGS, INC.


                                        ERNEST B. KIM
                                    By: ________________________________
                                        Ernest B. Kim, Chairman, President
                                         and Chief Executive Officer