Form 10KSB
period 2000-12-30
NEWSTATE HOLDINGS INC
filed 2001-06-29
CIK 919941

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [FEE REQUIRED]
                    For the fiscal year ended March 31, 2001
                                       OR
/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]

          For the transition period from _____________ to _____________

                         Commission file number 0-21907

                             NewState Holdings, Inc.
                             -----------------------

            Delaware                                   84-1182875
            --------                                   ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
    of Incorporation or organization)

        156 West 56th Street, Suite 2005
               New York, New York                           10019
   ------------------------------------------           -------------
    (Address of principal executive offices)              (Zip Code)



         Issuer's telephone number, including area code: (212) 245-5801
                                                         --------------

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                      None
                                      ----

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:


                     Common Stock, $0.01 par value per share
                  --------------------------------------------
                                (Title of Class)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
  Yes  / X /    No   /   /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

     The registrant's revenues as of March 31, 2001 was $4,340,315.

     The aggregate market value of the common stock of the registrant held by non-affiliates as of June 27, 2001 was approximately $3,113,849 based on the average bid and asked prices for such common stock as reported on the Over-The-Counter Bulletin Board. The number of shares of common stock of the registrant outstanding as of June 27, 2001 was 11,508,684.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Transitional Small Business Disclosure Format (check one):   Yes /  /  No /  /

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual report to security holders, proxy or information statement or prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 is incorporated herein by reference.

                                TABLE OF CONTENTS

                                                                               Page
PART I

Item 1.  Description of Business...................................................2
Item 2.  Description of Properties ...............................................13
Item 3.  Legal Proceedings........................................................13
Item 4.  Submission of Matters to a Vote of Security Holders......................14


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ................14
Item 6.  Management's Discussion and Analysis or Plan of Operation................16
Item 7.  Financial Statements.....................................................23
Item 8.  Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure ...........................................23


PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act  ................24
Item 10.  Executive Compensation .................................................26
Item 11.  Security Ownership of Certain Beneficial Owners and Management..........27
Item 12.  Certain Relationships and Related Transactions .........................29
Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........29

SIGNATURES..........................................................................


         Statement Regarding Forward-Looking Statements
         ----------------------------------------------

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                BUSINESS OVERVIEW

         NewState Holdings, Inc. is the holding company and parent corporation for its network of financial services companies in the Republic of South Korea. We were originally incorporated under the name "Racom Systems, Inc." in the State of Delaware on June 3, 1991 and on September 15, 1999 we changed our name to "NewState Holdings, Inc." We have principal executive offices in New York, New York and Seoul, Korea. Our principal business operations are located in Korea.

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

         Our current business plan continues to focus on the expansion of NewState Capital's mortgage origination efforts throughout Korea, the development of innovative new mortgage products to Korean middle-income families and individuals, and the securitization and sale of its mortgage loan portfolio as mortgage-backed securities to public investors in Korea. We seek to become the leading residential mortgage originator in Korea by providing highly efficient, responsive and sophisticated loan servicing to Korean homebuyers.

         We currently manage and service approximately 65.6 billion Korean Won (US$49 million) in residential mortgage assets including those that were securitized and sold as of March 31, 2001, compared to 74.2 billion Korean Won (US$67 million) as of March 31, 2000. We expect our mortgage loan portfolio to expand to about 140 billion Korean Won (US$105 million) by the end of our 2001 fiscal year (March 31, 2002). We plan to establish five additional branch offices in Seoul, Korea, and six additional branch offices in other cities in Korea such that we have one branch office in each of the major metropolitan areas throughout Korea before the end of fiscal year 2001. We expect to have 15 branch offices in Korea and 150 additional full time employees by the end of fiscal year 2001. This expansion plan is designed to enable NewState Capital to build relationships with customers in order to maximize the rate of market penetration.

                         ACQUISITION OF NEWSTATE CAPITAL

         On July 20, 1999, we acquired 99.6% (4,958,000 shares) of the issued and outstanding capital stock of NewState Capital, which was formerly a subsidiary of NewState Capital Corp, a privately-held New York corporation
("NewState NY"), in exchange for issuing 8,000,000 shares of our common stock, representing approximately 80% of our total issued and outstanding shares of common stock, to NewState NY (the "Acquisition"). We also assumed a $5,000,000 liability of NewState NY to a bank which we repaid in full in August 1999. The terms and conditions of the Acquisition are more fully set forth in the Agreement and Plan of Reorganization, dated as of July 14, 1999, by and among the Company, NewState NY, NewState Capital and a newly formed wholly-owned subsidiary of the Company, NSK Holdings, Inc. ("NSK"), which is incorporated herein by reference to our Form 8-K filed with the Commission on July 21, 1999.

         Immediately  following the  Acquisition,  (i) NewState Capital became a
99.6% owned subsidiary of NSK, our wholly-owned subsidiary, (ii) NewState NY became the owner of approximately 80% of our common stock, and (iii) we revised our business plan to focus on the residential mortgage lending business of NewState Capital. As discussed below under the heading "RECENT DEVELOPMENTS," NSK was dissolved in December 2000.

                              OUR MORTGAGE BUSINESS

         The Korean residential mortgage loan process is divided into three primary areas:

         o        mortgage    origination   -   sourcing,    verification    and
                  documentation of mortgage loans;

         o mortgage funding - underwriting, funding and selling closed loans to mortgage loan purchasers; and

         o        servicing     -    ongoing     billing,     collection     and
                  foreclosure/collateral management.

         We believe that the residential mortgage market in Korea has experienced a recession in recent years as a result of the government's control over real estate investment on certain properties. It is our belief, however, that the Korean residential mortgage market now faces a turning point due an to extensive government deregulation plan and the enactment of new laws by the Korean government to encourage the growth of the real estate market. The current residential mortgage market in Korea can be categorized into two primary sectors: (i) the publicly funded housing loan sector and (ii) the privately funded housing loan sector. The National Housing Fund, Housing & Commercial Bank and Kookmin Bank are government-controlled financial institutions primarily responsible for offering public residential mortgage loans to middle or low income households. Life insurance companies, commercial banks and specialty finance companies have been responsible for providing private housing loans to all other qualified individuals. Information on our competitors in the Korean residential mortgage lending business is discussed below under the heading "COMPETITION."

         Mortgage Products
         -----------------

         Through our operating subsidiary in Korea, NewState Capital, we plan to become a leading mortgage originator and servicer in the Korean residential mortgage industry. NewState Capital offers first mortgages to homebuyers and homeowners seeking to refinance. NewState Capital handles all aspects of loan origination, including quoting rates, collecting and verifying borrower data, locking the rate, pre-underwriting the loan package, and arranging for appraisal and settlement services for the borrower. In addition, NewState Capital can provide complete transaction fulfillment, including underwriting, funding and packaging loans for sale to the secondary markets in Korea. Through one of NewState Capital's branch offices or its website, NewState Capital currently offers a wide array of mortgage loan products, including 30 and 15-year fixed rate loans, a variety of adjustable rate mortgages, balloon mortgages and other loan products. NewState Capital offers assistance to prospective borrowers in making their home buying decisions in each phase of the loan application process.

         Mortgage Origination and Underwriting
         -------------------------------------

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

         Completed loan applications are then transmitted to NewState Capital's underwriting department. NewState Capital's underwriting department contains experienced staff who verify the completeness and accuracy of application information, and determine its compliance with its underwriting criteria and those of applicable government agencies. NewState Capital's guidelines for underwriting mortgage loans comply with the underwriting criteria employed by non-bank mortgage lenders in Korea under the supervision of the Financial Supervisory Commission. NewState Capital's underwriting personnel function independently of its loan origination personnel and do not report to any individual directly involved in the loan origination process. NewState Capital considers the following general underwriting criteria in determining whether to approve a loan application:

        o        employment and income;
        o        credit history;
        o        property value and characteristics; and
        o        available assets.

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

         Mortgage Servicing
         ------------------

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

         Marketing Strategy
         ------------------

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

         An extensive media campaign is scheduled for the fiscal year 2001. The primary media through which we will promote NewState Capital's products and services will be television, radio, newspapers, and billboards. Advertising will be focused on raising customer awareness and recognition of NewState Capital's name and mission. The primary goal of the advertising campaign will be to separate NewState Capital from our competitors. In addition, we will send out by direct mail to prospective customers such as construction companies, home buyers, and existing homeowners to promote its products and services. In addition, our website will also be utilized as marketing tools as well as channels to reach Internet users. The home page has an on-line loan application and on-line banking system.

         Geographical Distribution of Loans
         ----------------------------------

         We currently manage and service approximately 65.6 billion Korean Won (US$49 million) in residential mortgage assets including those that were securitized and sold as of March 31, 2001, compared to 74.2 billion Korean Won (US$67 million) as of March 31, 2000. We expect our mortgage loan portfolio to expand to be about 140 billion Korean Won (US$105 million) by the end of our 2001 fiscal year (March 31, 2002). The following table sets forth the geographic distribution by province of residential mortgage loans managed and serviced by NewState Capital as of March 31, 2001.

                           DISTRIBUTION BY PROVINCE OF
                 LOANS MANAGED AND SERVICED BY NEWSTATE CAPITAL
                                 March 31, 2001

                                                                     Total Principal
                                    Number                          Balance ("TRB") in
Region                             of Assets    % of Assets            Korean Won              TPS in US Dollars       % of TPB
------                             ----------  --------------   ------------------------    ---------------------    ----------
Seoul                                    308           13.18            W17,263,945,044              $12,946,340         26.33
Pusan                                    132            5.65              3,093,624,667                2,319,929          4.72
Taegu                                    513           21.95             12,617,035,983                9,461,594         19.24
In-Chon                                  122            5.22              3,276,755,617                2,457,260          5.00
Kyung-Gi Do                              439           18.78             13,792,649,982               10,343,195         21.04
Kyungsang Nam Do                          67            2.87              1,031,762,103                  773,725          1.57
Kyungsang Book Do                        335           14.33              6,531,667,008                4,898,138          9.96
Junla Nam Do                             108            4.62              2,250,049,077                1,687,326          3.43
Kang-won Do                              211            9.03              3,854,588,143                2,890,580          5.88
Choong-Chung Nam Do                       89            3.81              1,457,856,733                1,093,256          2.23
Others                                    13            0.56                391,231,846                  293,387          0.60
                                   ----------  --------------   ------------------------    ---------------------    ----------
Total:                                 2,337           100.0            W65,561,166,203              $49,164,730        100.00


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

                               LOAN SECURITIZATION

         The primary source of capital in Korea for the residential mortgage industry has been through private and government loans, corporate bonds and private placements of equity. Although the Korean residential mortgage market has grown significantly over the last few years, the Korean mortgage-backed securities market in the finance industry has remained virtually undeveloped. The implementation by the government of a long term housing finance system such as a mortgage backed securities system that is generally used in other countries has been well overdue.

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

         The MBS Act's scheme of securitization requires originators of the mortgage loans to prepare and file registration statements with the FSC and to follow certain guidelines for the transfer of mortgage loan assets to the KoMoCo. The KoMoCo, which can be characterized as a permanent special-purpose vehicle that is organized in such a way that the likelihood of its bankruptcy is remote, only purchases residential mortgage loans from financial institutions that seek to raise cash. As a special purpose vehicle, the KoMoCo does not engage in the origination of mortgage loans, but rather limits its role to buying only residential mortgage loans. The KoMoCo, and not the selling company, will the issue mortgage-backed securities to raise cash and those securities are intended to be payable from collections on the receivables purchased by the KoMoCo.

         The KoMoCo may guarantee the payment of mortgage-backed securities, including mortgage-backed securities issued by a private securitization company, within an amount not exceeding twenty times equity capital of the securitization company. This mechanism of guaranteeing repayment of mortgage-backed securities to investors provides a special added assurance to the investors.

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

         On March 20, 2000 ("MBS-1"), NewState Capital issued through a private special purpose securitization company ("SPC") mortgage-backed securities in the principal amount of 58.9 billion Won (US$53.6 million) in Korea, with Daewoo Securities Co., Ltd. as the lead manager and Housing and Commercial Bank (formerly Korea Housing Bank) as the trustee and back-up servicer. NewState Capital issued four senior tranches of MBS and one subordinated tranche which was retained by NewState Capital. The senior tranches of the mortgage backed securities have a maturity of 1-10 years and an interest rate of 9.19% to 10.63% as of March 31, 2001 (10.17% - 12.61% as of March 31, 2000). With this issuance of mortgage-backed securities, NewState Capital became the first issuer of mortgage-backed securities in Korea. One of the senior tranche with one year maturity was paid of during Fiscal 2000.

         On January 19, 2001 ("MBS-2"), NewState Capital issued mortgage-backed securities (MBS) in the principal amount of 21.1 billion Won ($16.5 million). This was the second MBS issuance by NewState. The MBS are issued in five tranches. The two senior tranches are rated AAA by Korean Rating Services, Inc. and Korean Management Consulting Credit Rating Corp. and the three subordinate tranches are rated single-A, triple-B and single-C. NewState Capital issued the MBS with LG Investment & Securities Co., Ltd. as the lead manager/underwriter and legal counsel for the issuer was Shin & Kim. Due diligence was conducted by Samil Accounting Corporation (an international member firm of Price Waterhouse Coopers), and the trustee was Housing & Commercial Bank of Korea. NewState Capital retained all of the three subordinated tranches. The two senior tranches have a maturity of 4 - 8 years and an interest rate of 8.5% - 9.2% as of March 31, 2001.

         On March 22, 2001 ("MBS-3"), NewState Capital issued mortgage-backed securities (MBS) in the principal amount of 10.5 billion won ($8.07 million). The MBS is structured with 3 tranches; 5-year senior tranche with AAA rating, 7-year senior tranche with BBB rating and 10-year un-rated Class M tranche. NewState Capital issued the MBS with LG Investment & Securities Co., Ltd. as the lead manager/underwriter and legal counsel for the issuer was Shin & Kim. Due diligence was conducted by Samil Accounting Corporation (an international member firm of Price Waterhouse Coopers), and the trustee was Housing & Commercial Bank of Korea. Ratings were provided by Korea Investors Service Inc. and Korean Management Consulting Credit Rating Corp. NewState Capital retained the 7-year senior tranche and the 10-year un-rated tranche. The senior tranche has a maturity of 5 years and an interest rate of 7.7% as of March 31, 2000.

         The following table summarizes valuation amounts and assumptions used by the Company for valuation of residual interests in securitizations as of March 31, 2001:

                       MBS-1          MBS-2          MBS-3
                       -----          -----          -----

Valuation Amount    $6,760,150     $3,757,065     $2,435,570
Discount Rate           12%            12%            12%
Prepayment Rate        3.11%          2.74%          2.51%
Loss Rate              2.37%          1.47%          2.00%

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

         Commercial  Banks.

         Management believes that participation by the commercial banks in the housing loan business is expected to steadily increase in the future as a result of the government's deregulation initiatives. Commercial banks currently enjoy the competitive advantage of having secure and established customer bases. Because of their strong name recognition in the business, commercial banks can enter new markets simply by targeting their own customer base. In addition, commercial banks typically have a broad network of branch offices that are easily located near a prospective borrowers home.

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

                               RECENT DEVELOPMENTS

         NewState Holdings, Inc. (formerly Racom Systems, Inc.)
         -----------------------------------------------------

         On March 23, 2000, we approved: (i) the dismissal of Arthur Andersen LLP as the independent accountants for the Company, and (ii) the engagement of Young Wha Corporation, the Ernst & Young International member firm in Korea ("Young Wha"), as the independent accountants that will audit our consolidated financial statements for the fiscal year ended March 31, 2000. We have also engaged Young Wha to audit our consolidated financial statements for the fiscal year ended March 31, 2001.

         On November 21, 2000, the boards of directors of both the Company and its wholly-owned subsidiary, Racom Systems, Inc., a Colorado corporation ("New Racom"), authorized the dissolution of New Racom by unanimous written consent. We had formed New Racom as part of the Acquisition of NewState Capital in order to transfer all remaining assets and liabilities that existed on the date of the Acquisition to New Racom. This transaction, however, was never consummated. Articles of Dissolution were filed with the Secretary of State of the State of Colorado on December 19, 2000. New Racom had no assets.

         On November 29, 2000, the boards of directors of both NewState Holdings, Inc. and its wholly-owned subsidiary, NSK, authorized the dissolution and liquidation of NSK by unanimous written consent. As discussed in more detail above under the heading "ACQUISITION OF NEWSTATE CAPITAL," we had formed NSK to acquire 99.6% of the issued and outstanding common stock of NewState Capital. The dissolution and liquidation of NSK became effective as of December 31, 2000. A Certificate of Dissolution was filed with the Secretary of State of the State of Delaware on January 18, 2001. As a result of the dissolution and liquidation of NSK, NewState Holdings, Inc. now directly owns 99.6% of the issued and outstanding common stock of NewState Capital.

         NewState Capital Co., Ltd. (Korea)

         On July 31, 2000, NewState Capital Co., Ltd. issued corporate bonds in the principal amount of 30 billion Won (US$27 million). The bonds issued had two different maturities, 1.5 years and 2 years, in the amount of 15 billion Won
(approximately US$14 million) each and have been incorporated into the underlying assets backing a 1.5 trillion Won (US$1.4 billion) pooled collateralized bond obligation ("CBO") issue underwritten by LG Investment & Securities Co., Ltd. LG Investment & Securities Co., Ltd., the lead manager in issuing the CBO, is one of the largest securities firms in Korea with over 7.3 trillion Won in total assets and over 2,500 employees in 99 domestic branches and 5 branches overseas.

         On August 10, 2000, NewState Capital restructured its origination activities to focus on the issuance of Mortgage Backed Securities ("MBS") which is the Company's primary financing strategy. NewState Capital has increased its loan origination capability with the opening of three additional branches in Seoul. The Company's top three sales performers were appointed as branch managers for the new branches. This is just one of Company's implementations to expand its mortgage origination efforts throughout Korea and develop and offer innovative new mortgage products.

         On September 28, 2000, NewState Capital Co., Ltd., entered into an agreement with Korea First Bank in which NewState Capital will originate mortgages on behalf of the bank. Korea First Bank is one of the leading commercial banks in Korea with 292 branches and 42 sub-branches and has total assets of $22.8 billion as of year end 1999.

         On February 23, 2001, NewState Capital issued corporate bonds in the principal amount of 5 billion Won (US$4.2 million). The bonds were issued with a single maturity term of 2 years and have been incorporated into the underlying assets backing a 5.41 billion Won (US$4.51 million) pooled collateralized bond obligation underwritten by Bookook Securities Co., Ltd.

         On May 14, 2001, NewState Capital issued MBS in the principal amount of
10.1 billion Korean Won (US$7.8 million). This is NewState Capital's fourth MBS since March 20, 2000. This MBS was structured with three tranches; 5-year senior tranche with AAA rating, 10-year senior tranch with BBB rating and 15-year un-rated Class M tranche. NewState Capital issued the MBS with LG Investment & Securities Co., Ltd. as the lead manager/underwriter and legal counsel for the issuer was Shin & Kim. Due diligence was conducted by Samil Accounting Corporation (an international member firm of Price Waterhouse Coopers), and the trustee was Housing & Commercial Bank of Korea. Ratings were provided by Korea Investors Service Inc. and Korean Management Consulting Credit Rating Corp. NewState Capital retained the 10-year senior tranche and the 15-year un-rated tranche. The senior tranche have a maturity of 5 years and an interest rate of 8.5% as of March 31, 2001.

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

         As a result, our operations in Korea may be adversely affected by one or more of the following:

         o new laws or regulations, or different interpretations of existing laws and regulations;

         o our ability to timely obtain the necessary administrative or regulatory approvals;

         o        our   ability  to  comply   with   applicable   administrative
                  requirements; and

         o        currency devaluations.

         NewState Capital has registered with the Korean Financial Supervisory Commission ("FSC") as a "specialty finance company" under the Credit Specialized Financial Business Act of 1997 (the "Act"). NewState Capital is therefore subject to the supervision of the FSC and certain regulations under the Act, including the following:

         o in making mortgage loans, it must follow specified procedures designed to inform and protect borrowers; and

         o it can only acquire real estate according to the specific provisions set forth under the Act.

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

         In addition, governmental agencies in Korea may:

         o require NewState Capital to obtain additional licenses in order to continue business;

         o revoke the acceptance of our registration as provided under the Act;

         o regulate the interest rates that we will be permitted to charge for mortgage loans;

         o        impose or change the tariffs or fees on our operations;

         o subject us to regulation not specifically related to the residential mortgage industry; or

         o adopt laws or regulations relating to the internet and online commerce.

         Any of these actions could have an adverse effect on our operations in Korea.

                                    EMPLOYEES

         At March 31, 2001, we employed a total of 50 full time employees and 33 commission-based sales managers. Of these full-time employees, 49 are based in Korea and 1 is based in the United States. We also trained approximately 100 sales agents who are paid on a commission basis. We presently plan to expand our personnel base in such areas as management, marketing, underwriting, servicing and origination. We do not foresee any serious difficulties in hiring these additional employees. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently own our principal executive offices located in Seoul, Korea and New York City. On April 28, 2000, NewState Capital purchased the Seoul office from Chung, Byunghoon. NewState Capital has agreed to assume a mortgage in the amount of 2.4 billion Korean Won (US$2.14 million) for purposes of this acquisition. The closing date was May 31, 2000 and we moved into the newoffice space on July 7, 2000 The Seoul office is approximately 3204.46 square meters of commercial space located at 837-26, Yoksam-Dong, Kangnam-Gu, Seoul, Korea. This office space is separated in second and third floor. And we have entered into lease arrangements with Ombu Securities Corporation for the New York office.

         Our lease with Ombu Securities Corporation in New York City is on a month-to-month basis and is for approximately 600 square feet of commercial space located at 156 West 56th Street, Suite 2005, New York, New York 10019. NewState Capital has also entered into additional lease arrangements for its branch offices in Taegu, Pusan, Ulsan, and Kwangju. We believe that our existing facilities are sufficient for our current needs, but additional commercial space will be required as it continues to open more branch offices throughout Korea.

         NewState Capital has recently entered into an agreement with LG Insurance Co. for the purchase of an office building located in Seoul, Korea for
3.6 billion Korean Won (US$2.8 million).

ITEM 3.  LEGAL PROCEEDINGS

         We are not, nor are any of our subsidiaries, subject to any material legal proceedings. The Company or its subsidiaries may from time to time become a party to various legal proceedings arising in the ordinary course of their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no submissions of matters to a vote of security holders in the fourth quarter of our 2000 fiscal year ending on March 31, 2001. Previous submissions to a vote of security holders in the last three fiscal quarters of our 2000 fiscal year have already been reported in our quarterly filings.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

         Our common stock was included for quotation on the OTC Bulletin Board under the symbol "RCOM" on April 15, 1999. Prior to April 15, 1999 and during fiscal 1998, there was essentially no trading in the common stock. On September 15, 1999, we changed our ticker symbol to refer to our new name, NewState Holdings, Inc. Our common stock now trades on the OTC Bulletin Board under the symbol "NSTH.OB".

                                  MARKET PRICE

         The following table sets forth the high and low closing bid prices for common stock transactions on the OTC Bulletin Board for the periods indicated. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

QUARTER       CALENDAR             HIGH BID PRICE                LOW BID PRICE
-------       --------             --------------                -------------

1999          1Q (1/1 - 3/31)        $37.9687                        $15
              2Q (4/1 - 6/30)        $11.25                           $1.875
              3Q (7/1 - 9/30)         $5.1562                         $2.50
              4Q (10/1 - 12/31)       $4                              $2

2000             (1/1 - 3/31)         $2.50                           $2

2000          1Q (4/1 - 6/30)         $2.125                          $0.75
              2Q (7/1 - 9/30)         $0.7575                         $0.75
              3Q (10/1 - 12/31)       $0.875                          $0.5625

2001          4Q (1/1 - 3/31)         $1.8125                         $0.75

                                     HOLDERS

         As of March 31, 2001, there were 55 holders of record of our common stock and 11,508,684 shares of common stock issued and outstanding.

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

         NewState Capital's ability to dividend and remit funds to us is subject to government regulation in Korea and board approval. Korean law imposes certain restrictions upon dividends paid by corporations to their shareholders. According to Korean law, dividends can be paid to owners of common stock only if shareholder equity exceeds paid-in capital. NewState Capital could not pay any dividends for the fiscal years ending March 31, 2001, 2000 and 1999 as a result of its shareholders equity being less than paid-in capital in each of those three fiscal years.

         In the event that NewState Capital's shareholders equity exceeds its paid-in capital, NewState Capital's by-laws provide that it may declare dividends on its common stock, either on an interim or annual basis. The by-laws provide that shareholders of record on September 30 of each fiscal year are eligible for an interim dividend. In order for shareholders of NewState Capital to receive an interim dividend, the NewState Capital board must adopt a resolution within forty-five (45) days of September 30. Shareholders of record at fiscal year end on March 31 of each year are also eligible for an annual dividend which is approved at the annual meeting of shareholders. The annual dividend, if any, is generally paid within one (1) month thereafter. If NewState Capital is permitted by Korean law to pay dividends and all required corporate approvals are obtained, then dividends would be paid to NewState Holdings, Inc. in Korean Won after payment by NewState Capital of certain of its corporate expenses. It is our present policy, however, to not pay cash dividends on our common stock.

         The ability of NewState Capital to declare and pay dividends to its shareholders is also restricted by the Foreign Exchange Transaction Laws. Under the Foreign Exchange Transaction Laws, if the Korean government believes that certain emergency circumstances exist or are likely to occur, including, but not limited to, (i) sudden fluctuations in interest rates or exchange rates, (ii) extreme difficulty in stabilizing the balance of payments or (iii) a substantial disturbance in the Korean financial and capital markets, it may impose any necessary and appropriate restrictions such as requiring NewState Capital to obtain prior approval from the Minister of Finance and Economy for repatriation of dividends in Korea to the United States.

                     RECENT SALES OF UNREGISTERED SECURITIES
         None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                       MANAGEMENT DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
GENERAL

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

During the year ended March 31, 2001 ("Fiscal 2000") the Company issued through special purpose entities (SPE) two mortgage-backed securities in the principal amount of $16.5 million and $8.1 million. The Company services loans in the MBS pools, taking responsibility for collection of delinquent loans and recovering on defaulted loans. The Company intends to sell its mortgage loans to the public mortgage-backed securitization market on a periodic basis.

For Fiscal 2000 the Company produced mortgage loans in the amount of $20.84 million compared to $18.41 million in during the year ended March 31, 2000 ("Fiscal 1999"). During Fiscal 2000, NewState Capital's mortgage loan portfolio decreased by $13.4 million, compared to the decrease of $26.1 million in Fiscal 1999. This decrease in the mortgage loan portfolio resulted from sale of loans through securitization, prepayments, partial prepayments and scheduled amortization. The constant monthly prepayment rate in NewState Capital's servicing portfolio was approximately 2.3%. This high prepayment rate was due to high rate of refinances of the loans originated with higher interest rates prior to Fiscal 1999 under previous management.

RESULTS OF OPERATIONS

Fiscal 2000 Compared with Fiscal 1999

The total volume of loans originated by the Company during Fiscal 2000 was $20.84 million, up from $18.41 million during Fiscal 1999. Fiscal 1999 amounts have been recalculated using the exchange rate as of March 31, 2001 for comparative purposes.

Total loan production by branch is summarized below:

(Dollar amounts in millions)        Fiscal 2000               Fiscal 1999
-------------------------------------------------------------------------
Seoul                                    $15.54                  $12.84
Daegu                                       nil                    3.83
Pusan                                      0.50                    0.29
Gwangju                                    0.44                    0.36
Changwon                                   0.03                    0.47
Jinju                                       nil                    0.26
Ace/Daegu (old Seo-Daegu)                  4.17                    0.36
Ulsan                                       .16                     nil
-------------------------------------------------------------------------
TOTAL                                  $20.84                    $18.41


Factors that affect the relative volume of production among the Company's branches are the level of mortgage lending activity in each branch's market, the length of time the branch has been opened, and the success of each branch's sales and marketing efforts.

During Fiscal 2000, the Company closed its branch office in Daegu and consolidated that branch operations with Seo-Daegu branch. The consolidated branch name is Ace/Dague. In addition, the Company closed its Jinju branch during Fiscal 2000.

During Fiscal 2000 and 1999, the Company received 1,132 and 1,092 new loan applications of which 577 and 508 were approved and closed, respectively. Factors that affected the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production branch's loan processing efficiency and loan pricing decisions.

Interest Income

Interest income decreased to $4.3 million, or approximately 67.1%, in Fiscal 2000 from $13.2 million in Fiscal 1999. The decrease in interest income in Fiscal 2000, compared to Fiscal 1999 was primarily due to the decrease in average  loan  balance.  The lower  interest  income  was due to a  decrease  of approximately $13.4 million in mortgage loans, compared to the amount outstanding as of March 31, 2000, reflecting prepayments and the transfer of mortgage loans to special purpose entities for MBS issuance. The average mortgage loan balances were $16.8 million and $59.3 million for Fiscal 2000 and 1999, respectively. The average loan balances for consumer and commercial loans did not change significantly from Fiscal 1999 to Fiscal 2000.

Interest income on bank deposits decreased to $1.2 million in Fiscal 2000 from $2.2 million in Fiscal 1999 due to a lower average cash balance and lower interest rates in Fiscal 2000 than in Fiscal 1999. Funds from cash and bank deposits were used to retire short-term borrowings and to originate mortgage loans.

Interest Expense

Interest expense decreased to $5.8 million in Fiscal 2000 from $10.8 million in Fiscal 1999 due to a lower average interest rate and lower average loan payable balance during the year. The Company utilized funds from early loan repayments to reduce average borrowings to $47.9 million for Fiscal 2000 compared to average borrowings of $105.0 million for Fiscal 1999.

Net Interest Loss

The Company incurred a net interest loss of $1.5 million in Fiscal 2000, compared to a net interest income of $2.4 million in Fiscal 1999. This was due to increased competition that caused loan rates to decline below the Company's average borrowing cost. The average rate on loans originated was 11.50% and average borrowing cost was 12.04% during Fiscal 2000 compared to 12.20% and 10.86% during Fiscal 1999, respectively.

Reversal of Provision for Loan Losses

Reversal of provision for loan losses amounted to $3.2 million in Fiscal 2000 while the provision for loan losses amounted to $8.9 million in Fiscal 1999. The reversal of provision for loan losses is mainly due to recovery of a loan amounting to $2.4 million during Fiscal 2000.

Gain on Sales of Loans

The Company sold mortgage loans with a total value of $21 million to special purpose entities (SPE) during Fiscal 2000. $13.6 million of NewState Capital's loans were securitized in November 2000 and $7.4 million of NewState Capital's loans were securitized in January, 2001. The SPE then issued senior certificates totaling $15 million. In connection with these transactions NewState Capital recognized gains on sale of loans amounting to $74 thousand. The Company retained the residual interests in securitizations amounting to $6.1 million.

Total Operating Expenses

Total operating expenses were $4.8 million in Fiscal 2000, down from $7.3 million in Fiscal 1999. The decrease during Fiscal 2000 was primarily attributed to decreases in salaries, employee benefits, and general and administrative expenses.

Salaries and Related Expenses

Salaries and related expenses decreased 44.0% in Fiscal 2000 to $2.1 million from $3.7 in Fiscal 1999 due to a decrease in the average number of employees and termination of employees with high salaries in early 2000. The Company hired approximately 15 new low salaried employees in late 2000. Average full time equivalents (FTE's) were 42 in Fiscal 2000 compared to 44 in Fiscal 1999.

Salaries and related expenses are summarized below for Fiscal 2000 and 1999:

(Dollar amounts in thousands)         Fiscal 2000          Fiscal 1999
------------------------------ -----------------------------------------------
Salaries                                 $1,726              $2,621
Employee Benefits                           163                 403
Provision for Severance and
Retirement Benefits                         210                 724
------------------------------ -----------------------------------------------
Total                                    $2,099              $3,748
============================== ===============================================
FTE's                                        42                  44
Average salary per FTE                    $50.0               $85.2


In addition, sales commissions of $204 thousand and $275 thousand were paid to sales agents based on their results of new loan originations during Fiscal 2000 and 1999, respectively, and are included in general and administrative expenses in the statements of operations. Employee benefits are accrued for employees and directors with services of more than one year and the amount of benefits are based on their annual compensation and years of services. Employees are entitled to request advance payments of accrued employee benefits while continuously being employed by the same employer.

General and Administration

General and administration expense for Fiscal 2000 decreased to $2.7 million from $3.6 million for Fiscal 1999. This was primarily due to a decrease in professional and legal fees of approximately $0.8 million and decreases in telecommunications and lower leasing expense from Fiscal 1999 to Fiscal 2000.

Amortization of Negative Goodwill

Negative goodwill totaling approximately $14.8 million resulted from the acquisition of NewState Capital by NewState NY in December 1998 and Youngnam by NewState Capital in March 1999 and is being amortized over a 5 year period at a rate of $2.8 million per year, at the current Won:US Dollar exchange rate.

Net Loss on Disposal of Securities Available for Sale

The Company realized a gain of $1.0 million on disposition of securities available for sale, of which $0.9 million were in connection with the disposition of 40,000 shares of common stock of Core Asset Co., Ltd.

The Company realized a loss of $2.3 million on disposition of securities available for sale, of which $2.1 million were in connection with the disposition of 971,450 shares of common stock of Chungang Finance Co. As of March 31, 2000, the Company has a portfolio of available-for-sale securities totaling approximately $2.1 million.

Gain on Valuation of Residual Interests

The Company recorded gains on valuation of residual interests of $1.1 million in Fiscal 2000 related to retained interest valuation on the three MBS issuances (one in Fiscal 1999 and two in Fiscal 2000). The gain is mainly attributable to decrease in the discount rate used for the valuation of residual interests from 14% at March 31, 2000 to 12% as March 31, 2001. The Company used the lower discount rate as of March 31, 2001 because of the lower prevailing interest rate environment in Korea in Fiscal 2000 compared to Fiscal 1999.

Other gain, net

The Company's other income, net was $444 thousand in Fiscal 2000 while the Company's other expenses, net was $547,575 in Fiscal 1999. The change in other income, net from Fiscal 1999 to 2001 is primarily because there was no impairment loss on securities held for sale in Fiscal 2000 whereas the impairment loss in 1999 was $675,047.

Net Income

The Company recorded a net loss of $225 thousand or $0.02 per share for Fiscal 2000 compared to a net loss of $13.8 million or $1.28 per share (based on a proforma weighted average shares outstanding of 10,771,245) for Fiscal 1999. The decrease in net loss was primarily due to a provision for loan losses reversal of $3.2 million during Fiscal 2000 compared to a provision for loan losses of $8.9 million during Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had unrestricted cash and cash equivalents and interest-bearing deposits totaling $11.4 million compared to $4.5 million at March 31, 2000. For the year ended March 31, 2001, cash used in operating activities of $2.2 million was primarily due to (i) the net loss of $225 thousand (ii) amortization of negative goodwill of $2.8 million, (iii) reversal provision for loan losses of $3.2 million, (iv) net loss on disposal of securities available-for-sale of $1.4 million, (v) gain on valuation of subordinated certificates of $1.1 million, (vi) increase in accrued expenses and other liabilities of $0.5 million, and (vii) decrease in accrued interest receivable and other assets of $3.1 million.

Cash used in investing activities of $1.4 million was primarily due to (i) proceeds from sales of loans of $17.2 million (ii) total collections of loans held for sale and held for investment of $14.2 million, (iii) total increase in loans held for sale and held for investment of $24.9 million, (iv) increase in bank deposits of $2.5 million and (v) sales of securities available-for-sale of $1.1 million and (vi) purchase of securities available-for-sale of $2.4 million and (vii) acquisition of premises and equipment of $4.2 million.

For Fiscal 2000, cash provided by financing activities of $11 million was primarily due to (i) a decrease in short-term borrowings of $12.6 million, (ii) proceeds from issuance of common stock of $0.4 million (iii) proceeds from issuance of long-term debt of $29.9 million and (iv) payment on long-term debt of $6.6 million. The Company has borrowings of $29.2 million that comes due during Fiscal 2000 that will need to be rolled over or refinanced. The Company also has negative operating cash flow which will require additional funds to continue its operations. The Company intends to secure additional funds by issuing corporate bonds, pledging assets for bank borrowings, and issuing mortgage-back securities. The Company may also issue additional equity or convertible debt securities, if required, which may result in additional dilution in ownership of the shareholders of the Company's common stock. There can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if available at all.

PROSPECTIVE TRENDS

Applications

During Fiscal 2000, the Company received 1,132 new loan applications. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage loans, the level of competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

Market Factors

Loan production increased 11.26% from Fiscal 1999 to Fiscal 2000. This increase was primarily due to the Company's new sales promotion and sales force training programs. The prepayment rate in the servicing portfolio increased from Fiscal 1999 to Fiscal 2000. This was due primarily to increased refinancing as a result of the low interest rate.

The Company's primary competitors are commercial banks, including Housing & Commercial Bank, HSBC Bank, Citibank, and life insurance companies. Over the past year, certain commercial banks have expanded their mortgage banking operations through already-established branch networks. According to Mail Business Newspaper, a major economic daily news paper in Korea, as of March 31, 2001, the total outstanding balance of mortgage loans held by seven of the largest Korean banks was approximately $32,846 million.

In view of the continuation of the economic recovery, we believe that the market size will continue to grow this year as well. As a mortgage provider, the Company's best efforts will be made to increase its market share through maximum utilization of its sales force. In addition, the Company will step up its sales efforts in Seoul and the metropolitan area which is expected to generate most of the Company's new originations. The Company understands the importance of other regional markets as well. Thus, the Company is continuing its efforts to expand its production activities outside of Seoul. Some regions in which the Company operates have experienced slower economic growth and recovery from the negative impact of the International Monetary Funds crisis in late 1997. The Company has striven to diversify its mortgage banking activities geographically to mitigate such effects. The delinquency rate, classified as loans 90 days or more past due, in the Company's servicing portfolio decreased to 22.7% as of March 31, 2001 from 24% as of March 31, 2000. The Company believes that this decrease was primarily the result of enhanced efficiency and effectiveness of the new servicing system, an improved economy, and changes in portfolio mix and aging.

This Management Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements which involve risks and uncertainties. Actual events may differ materially from those discussed in the forward-looking statements as a result of certain factors, including, but not limited to, changes in interest rates, economic conditions, loan growth, loan loss provisions, customer retention, failure to realize expected cost savings or revenue enhancements from acquisitions. The Company assumes no obligation for updating any such forward-looking statements at any time.

This Management Discussion and Analysis of Financial Condition and Results of Operation includes forward-looking statements which involve risks and uncertainties. Actual events may differ materially from those discussed in the forward-looking statements as a result of certain factors, including, but not limited to, changes in interest rates, economic conditions, loan growth, loan loss provisions, customer retention, failure to realize expected cost savings or revenue enhancements from acquisitions. We assume no obligation for updating any such forward-looking statements at any time.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section following Item 13 hereof and commencing on page F-1 and are hereby incorporated by reference into this Item 7.

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

         In connection with the audits of our financial statements for the fiscal years ended December 31, 1998 and 1997 and through March 28, 2000, there had been no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference thereto in their report on the Company's financial statements for such years.

         Arthur Andersen LLP has stated in its letter addressed to the SEC its concurrence with the foregoing statements in this paragraph.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth, as of March 31, 2001, the names, ages and positions of our executive officers and directors. Their respective backgrounds are described below.


NAME                      AGE          CAPACITIES
----                      ---          ----------
Ernest B. Kim             47           Chairman, President and Chief Executive Officer of NewState
                                       Holdings, Inc. and NewState Capital Co., Ltd.

Jin Ki Kim                44           Vice President, Secretary and Director of NewState Holdings,
                                       Inc. and Director of NewState Capital Co., Ltd.

Sun W. Young              52           Independent Director of NewState Holdings, Inc.

A. Sungil Noh             41           Independent Director of NewState Holdings, Inc.

Officer/Director                               Employment History
----------------                               ------------------
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

Jin K. Kim                                     From July 1999  until  present,  Mr. Kim has been a Vice
                                               President  and Director of NewState  Holdings,  Inc. Mr.
                                               Kim was also  elected  Secretary  of NewState  Holdings,
                                               Inc.  on May 1,  2000.  From 1996 to 1999,  Mr.  Kim was
                                               manager of mortgage  originations  at NewLife  Financial
                                               Co.,  a  licensed  mortgage  broker.  From 1994 to 1996,
                                               Mr.  Kim  was  a  manager  of   export/import  at  Grace
                                               International,   Inc.,  a  general  merchandise  trading
                                               company.   From  1990  to  1994,  Mr.  Kim  was  a  life
                                               insurance  agent with Mutual Life of New York  Insurance
                                               Co. Mr. Kim  received a B.A. in Graphics  Design in 1983
                                               from Myung-Ji University, Seoul, Korea.

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

A. Sungil Noh                                  Mr. Noh has been a Director  of  NewState  since June 9,
                                               2000. Mr. Noh is the principal of the  accounting  firm,
                                               A. Sungil Noh,  CPA, and  practices in the States of New
                                               York,   New   Jersey   and   Massachusetts.   Prior   to
                                               establishing  his firm in August  1997,  he worked  with
                                               two of the world's  largest  accounting  and  consulting
                                               firms,  Ernst & Young L.L.P. and  PricewaterhouseCoopers
                                               L.L.P.,  for  twelve(12)  years as  Practice  Leader  of
                                               Korean   Business   Group  and   Senior   Manager.   His
                                               responsibilities  included  providing tax and consulting
                                               services  to  U.S.,  Korean,   Japanese,   and  European
                                               companies   in  a  variety  of   industries,   including
                                               investment  banking  and broker  dealers.  His  business
                                               and  community  services  include;   financial  and  tax
                                               advisor to the Korean  Chamber of Commerce  and Industry
                                               of U.S.A.,  Inc., internal auditor of the Palisades Park
                                               Chamber   of   Commerce,    internal    accountant    of
                                               Presbyterian  Church of Palisades,  and President of the
                                               Binghamton  University  Korean Alumni  Association.  His
                                               professional  affiliations  comprise  memberships in the
                                               American  Institute of Certified Public  Accountants and
                                               the  New  York  State   Society  of   Certified   Public
                                               Accountants  and a  register  CPA of the  States  of New
                                               York,  New Jersey  and  Commonwealth  of  Massachusetts.
                                               Mr. Noh  graduated  from  Binghamton  University  with a
                                               B.S. in Accounting in 1985.


ITEM 10. EXECUTIVE COMPENSATION.

         No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2000 and 1999. The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation paid or accrued by Ernest B. Kim, the Company's chief executive officer and president for the past two years.


                                                                  LONG TERM COMPENSATION
              ANNUAL COMPENSATION                           AWARDS                      PAYOUTS
              -------------------                           ------                      -------
     Name and                                                      Restricted    Securities
     Principle                                     Other Annual      Stock       Underlying     LTIP        All Other
     Position        Year     Salary     Bonus     Compensation     Award(s)    Options/SARs    Payouts    Compensation
     ---------       ----     ------     -----     ------------     --------    ------------    -------    ------------
Ernest B. Kim,       2000    $302,887      0            0              0              0            0            0
Chairman,
President and
CEO
                     1999    $532,881      0            0              0              0            0            0


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

                                                            AMOUNT AND NATURE OF
                  NAME AND ADDRESS                          BENFICIAL OWNERSHIP        PERCENT OF CLASS
------------------------------------------------------   ---------------------------   ------------------
Ernest B. Kim                                                    1,630,000                    69%
NewState Holdings, Inc.                                            Direct
156 W. Street, Suite 2005                                        6,320,000
New York, NY 10019                                              Indirect (1)

Misoo Kim                                                        1,280,000                    69%
c/o NewState Holdings, Inc.                                        Direct
156 W. 56th Street, Suite 2005                                   6,670,000
New York, NY 10019                                              Indirect (2)

The Andrew J. Kim Irrevocable Trust                              1,680,000                    69%
c/o NewState Holdings, Inc.                                        Direct
156 W. 56th Street, Suite 2005                                   6,270,000
New York, NY 10019                                              Indirect (3)

The Amy J. Kim Irrevocable Trust                                 1,680,000                    69%
c/o NewState Holdings, Inc.                                        Direct
156 W. 56th Street, Suite 2005                                   6,270,000
New York, NY 10019                                              Indirect (4)

The Christine A. Kim Irrevocable Trust                           1,680,000                    69%
c/o NewState Holdings, Inc.                                        Direct
156 W. 56th Street, Suite 2005                                   6,270,000
New York, NY 10019                                              Indirect (5)


(1) Mr. Kim is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Kim's spouse, Misoo Kim, is the direct beneficial owner of 1,280,000 shares of Company common stock. Three trusts established for the benefit of Mr. Kim's three children are each direct beneficial owners of 1,680,000 shares of Company common stock.. Misoo Kim is the trustee for each trust.

(2) Mrs. Kim's spouse, Mr. Ernest B. Kim, is the direct beneficial owner of 1,630,000 shares of Company common stock. Three trusts established for the benefit of Mrs. Kim's three children are each direct beneficial owners of 1,680,000 shares of Company common stock. Mrs. Kim is the trustee for each trust.

(3) Mr. Kim established this trust for the benefit of his son, Andrew J. Kim. His spouse, Misoo Kim, is the trustee. Mr. Kim is the direct beneficial owner of 1,630,000 shares of Company common stock and Mrs.
         Kim is the direct beneficial owner of 1,280,000 shares of Company common stock. Two trusts established for the benefit of Mr. Kim's two other children each directly own 1,680,000 shares of Company common stock.

(4) Mr. Kim established this trust for the benefit of his daughter, Amy J. Kim. His spouse, Misoo Kim, is the trustee. Mr. Kim is the direct beneficial owner of 1,630,000 shares of Company common stock and Mrs.
         Kim is the direct beneficial owner of 1,280,000 shares of Company common stock. Two trusts established for the benefit of Mr. Kim's two other children each own 1,680,000 shares of Company common stock.

(5) Mr. Kim established this trust for the benefit of his daughter, Christine A. Kim. His spouse, Misoo Kim, is the trustee. Mr. Kim is the direct beneficial owner of 1,630,000 shares of Company common stock and Mrs. Kim is the direct beneficial owner of 1,280,000 shares of Company common stock. Two trusts established for the benefit of Mr. Kim's two other children each own 1,680,000 shares of Company common stock.

         The following table lists, as of the date hereof, the number and percentage of our outstanding shares of common stock beneficially owned, directly or indirectly, by each executive officer and director, and by all of our directors and officers as a group:


                                                            AMOUNT AND NATURE OF
                  NAME AND ADDRESS                          BENEFICIAL OWNERSHIP       PERCENT OF CLASS
------------------------------------------------------   ---------------------------   ------------------
Ernest B. Kim,                                                   1,630,000                    69%
Chairman of the Board, President and Chief Executive               Direct
Officer                                                          6,320,000
c/o NewState Holdings, Inc.                                     Indirect (1)
156 W. 56th Street, Suite 2005
New York, NY 10019

All executive officers and directors as a group                  1,630,000                    69%
                                                                   Direct
                                                                 6,320,000
                                                                Indirect (1)



(1) Mr. Kim is the direct beneficial owner of 1,630,000 shares of Company common stock. Mr. Kim's wife is the direct beneficial owner of 1,280,000 shares Company common stock, and three (3) irrevocable trusts established for the benefit of Mr. Kim's three (3) children each directly own 1,680,000 shares of Company common stock. Mr. Kim's wife is the trustee of each trust.

         We do not know of any arrangements, the operation of which may, at a subsequent date, result in a change of control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBITS
--------

2 Agreement and Plan of Merger dated as of July 14, 1999 between Racom Systems, Inc., NewState Capital Corp., NewState Capital Co., Ltd., and NSK Holdings, Inc. (1)

3.1(a) Third Amended and Restated Certificate of Incorporation of NewState Holdings, Inc. (2)

3.1(b)   Certificate of Amendment of NewState Holdings, Inc. (filed herewith)

3.2      Fourth Amended and Restated By-Laws (2)

10.1 Agreement and Plan of Merger dated as of July 20, 1999 between Racom Systems, Inc., NewState Capital Corp., NewState Capital Co., Ltd., and NSK Holdings, Inc. (1)

10.2 Employment Agreement, dated January 3, 2000, between Kwang Yong Koh and NewState Capital Co., Ltd. (English version) (2)

10.3 Mortgage-Backed Securities Agreement, dated December 17, 1999, by and between Daewoo Securities Co. and NewState Capital Co., Ltd. (English version) (2)

10.4 Stock Purchase Agreement, dated December 28, 1998 by and between NewState Capital Co., Ltd. and Youngnam Merchant Banking Co., Ltd. (English version filed herewith) (2)

10.5 Credit Transaction Agreement, dated January 7, 2000 by and between NewState Capital Co., Ltd. and Hyundai Marine and Fire Insurance Co., Ltd. (English version) (2)

10.6 Credit Transaction Agreement, dated January 8, 2000, by and between NewState Capital Co., Ltd. and Korea First Bank (English version) (2)

10.7 Agreement to Amend Repayment Terms, dated October 7, 1999, by and between NewState Capital Co., Ltd. and Korea Investment Trust Co., Ltd. (English version) (2)

10.8 Funding Agreement, dated January 14, 1999, by and between NewState Capital Co., Ltd. and CHE-IL Merchant Banking Corp. (English version)
         (2)

10.9 Credit Transaction Agreement, dated January 18, 2000, by and between NewState Capital Co., Ltd. and Youngnam Merchant Banking Corp. (English translated version) (2)

10.10 Credit Transaction Agreement, dated July 12, 1999, by and between NewState Capital Co., Ltd. and Central Merchant Banking Corp. (English version) (2)

10.11 Credit Transaction Agreement, dated November 24, 1999 by and between NewState Capital Co., Ltd. and Kookmin Bank, Ltd. (English version) (2)

10.12 Underwriting Agreement, dated February 26, 1997, by and between NewState Capital Co., Ltd. and Yeoungnam Housing Finance Co., Ltd. (Corporate Bond Series #6) (English version) (2)

10.13 Underwriting Agreement, dated May 9, 1997, by and between NewState Capital Co., Ltd. and Yeoungnam Housing Finance Co., Ltd. (Corporate Bond Series #8) (English version) (2)

10.14 Underwriting Agreement, dated May 9, 1997, by and between NewState Capital Co., Ltd. and Yeoungnam Housing Finance Co., Ltd. (Private Placement Series #22) (English version) (2)

10.15 Credit Transaction Agreement, dated May 27, 1998, by and between NewState Capital Co., Ltd. and Teagu Bank, Ltd. (English version) (2)

10.16 Request for Extension of Credit Transaction, dated May 27, 1999, by and between NewState Capital Co., Ltd. and Taegu Bank, Ltd. (English version) (2)

10.17 Amendment Agreement, dated January 22, 2000, by and between NewState Capital Co., Ltd. and Taegu Bank, Ltd. (English version) (2)

10.18 Stock Purchase Agreement, dated December 1, 2000, by and between NewState Capital Co., Ltd. and Suk Cho Kang and other shareholders (filed herewith)

10.19 Modification to Stock Purchase Agreement, dated April 24, 2001, between NewState Capital Co., Ltd. and Suk Cho Kang and other shareholders (filed herewith)

10.20 Agency Agreement, dated December 27, 2000, by and between NewState Second Mortgage SPC and Korea Housing Bank (filed herewith)

10.21 Asset Management Agreement, dated December 17, 2000, between NewState Second Mortgage SPC and NewState Capital Co., Ltd. (filed herewith)

10.22 Agency Agreement dated February 28, 2001 by and between NewState Third Mortgage SPC and Korea Housing Bank (filed herewith)

10.23 Asset Management Agreement, dated February 28, 2001, between NewState Third Mortgage SPC and NewState Capital Co., Ltd. (filed herewith)

10.24 Business Cooperation Agreement, dated May 2, 2001 by and between NewState Capital Co., Ltd. and Shinhan Bank Ltd. (filed herewith)

10.25 Contract for Sale of Real Estate, dated March 17, 2000, by and between Byung Hoon Chung, as Seller, and NewState Capital Co., Ltd., as Buyer (filed herewith)

16 Letter, dated March 28, 2000 from Arthur Andersen LLP, our former principal accountants, to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-B (3)

21       List of Subsidiaries (filed herewith)

------------------

(1)      Incorporated  by reference  to the Current  Report on Form 8-K of Racom
         Systems,   Inc.  (Commission  File  No.  000-21907),   filed  with  the
         Securities and Exchange Commission on July 21, 1999.

(2) Incorporated by reference to Amendment No. 1 to the Annual Report on Form 10-KSB/A of NewState Holdings, Inc. (Commission File No. 000-21907), filed with the Securities and Exchange Commission on July 14, 2000.

(3)      Incorporated by reference to the Current Report on Form 8-K of NewState
         Holdings,  Inc.  (Commission  File  No.  000-21907),   filed  with  the
         Commission on March 28, 2000.

REPORTS ON FORM 8-K

         None.

                         INDEX TO FINANCIAL STATEMENTS OF 2000

                                                                      Page
                                                                      ----

Independent Auditors' Report                                          F-2

Financial Statements:

     Consolidated Balance Sheet as of March 31, 2001                  F-3

     Consolidated Statement of Operations for the Year
      Ended March 31, 2001                                            F-4

     Consolidated Statement of Shareholders' Deficit
      for the Year Ended March 31, 2001                               F-5

     Consolidated Statement of Cash Flows for the
      Year Ended March 31, 2001                                       F-6

     Notes to Consolidated Financial Statements                       F-7

                                   Young Wha
                          Ernst & Young International


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
NewState Holdings, Inc.

We have audited the accompanying consolidated balance sheet of NewState Holdings, Inc. and its subsidiaries (the "Company") as of March 31, 2001 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewState Holdings, Inc. and its subsidiaries as of March 31, 2001, and the results of their operations and cash flows for the years ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Newstate Holdings, Inc. will continue as a going concern. As more fully described in Note 13, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described in Note 2, the Company changed its method of accounting for severance and retirement benefits for NewState Capital Co., Ltd., a subsidiary of the Company, effective April 1, 1999.

                                                   /s/ Young Wha Corporation
May 22, 2001
Seoul, Korea

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001


                                                                      U.S. dollars
                                                                        (Note 2)
                                                                -------------------------
ASSETS
Cash and cash equivalents                                       $           6,766,831
Restricted cash (Note 2)                                                    1,011,093
Interest-bearing deposits with banks                                        4,660,667
Securities available for sale (Note 3)                                      2,111,933
Loans held for sale (Note 15)                                               6,654,068
Loans held for investment, net (Note 4)                                     6,640,393
Residual interests in securitizations (Notes 2 and 5)                      12,952,785
Premises and equipment, net (Note 6)                                        3,480,684
Accrued interest receivable                                                   206,137
Other assets                                                                1,389,324
                                                                -------------------------
         Total assets                                           $          45,873,915
                                                                =========================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Short-term borrowings (Note 7)                                  $          13,948,256
Current portion of long-term debt (Note 8)                                 15,259,902
Accrued expenses and other liabilities                                      1,441,004
Long-term debt (Note 8)                                                    16,264,628
Severance and retirement benefits (Note 2)                                     18,708
Negative goodwill (Notes 1 and 2)                                           6,639,749
                                                                -------------------------
         Total liabilities                                                 53,572,247
                                                                -------------------------

Minority interest                                                             190,620

Commitments and contingencies                                                       -

Shareholders' deficit:
Common stock: $.01 par value;
      40,000,000 shares authorized;                                         5,512,480
    11,508,684 shares issued and outstanding
Accumulated deficit                                                       (14,469,847)
Accumulated other comprehensive income (Note 11)                            1,068,415
                                                                -------------------------
         Total shareholders' deficit                                       (7,888,952)
                                                                -------------------------
         Total liabilities and shareholders' deficit            $          45,873,915
                                                                =========================


              The accompanying notes are an integral part of these consolidated financial statements.


                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2001 and 2000
                 (Amounts stated in U. S. dollars - see Note 2)


                                                                           2001                     2000
                                                                 ------------------------- ------------------------
Interest income:
      Loans                                                      $           3,098,269     $          11,009,722
      Deposits with banks                                                    1,242,046                 2,191,112
                                                                 ------------------------- ------------------------
           Total interest income                                             4,340,315                13,200,834

Interest expense:
      Short-term borrowings                                                  2,603,853                 6,003,369
      Long-term debt                                                         3,199,717                 4,817,814
                                                                 ------------------------- ------------------------
           Total interest expense                                            5,803,570                10,821,183
                                                                 ------------------------- ------------------------

Net interest income (expense)                                               (1,463,255)                2,379,651
Reversal of provision (provision) for loan losses (Note 4)                   3,173,294                (8,852,048)
                                                                 ------------------------- ------------------------
Net interest income (expense) after provision for loan losses
                                                                             1,710,039                (6,472,397)
                                                                 ------------------------- ------------------------

Gain on sale of loans                                                           73,631                   212,102

Net loss on disposal of securities available for sale                       (1,356,548)               (3,055,412)

Other income and expenses:
      Salaries and employee benefits                                        (1,888,894)               (3,024,224)
      General and administration                                            (2,706,251)               (3,591,892)
      Provision for severance and retirement benefits                         (210,133)                 (724,267)
      Amortization of negative goodwill                                      2,833,319                 2,754,758
      Gain on valuation of residual interests                                1,058,791                         -
      Other, net                                                               444,310                  (547,575)
                                                                 ------------------------- ------------------------
                                                                              (468,858)               (5,133,200)
                                                                 ------------------------- ------------------------
Loss before cumulative effect of accounting change
  and income taxes                                                             (41,736)              (14,448,907)

Cumulative effect of accounting change (Note 2)                                      -                   590,150
Provision for income taxes (Note 12)                                          (214,962)                        -
Minority interest                                                               31,234                    64,354
                                                                 ------------------------- ------------------------
Net loss                                                         $            (225,464)    $         (13,794,403)
                                                                 ========================= ========================
Basic and diluted net loss per share of common stock             $               (0.02)    $               (1.28)
Average number of shares outstanding                                        11,508,684                10,771,245
                                                                 ========================= ========================


              The accompanying notes are an integral part of these consolidated financial statements.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                       Years Ended March 31, 2001 and 2000
                 (Amounts stated in U. S. dollars - see Note 2)


                                                                      Retained        Accumulated
                                                     Additional       earnings           other
                                       Common          paid-in      (accumulated    comprehensive
                                        stock          capital        (deficit)      income (loss)        Total
                                    ------------- -------------- -----------------  --------------  -------------
Balance at April 1, 1999              $    13,325 $            - $        (449,980) $        28,840 $    (407,815)
Issuance of common stock                  101,762      5,397,393                                        5,449,155
Net loss                                                               (13,794,403)                   (13,794,403)
Net change in unrealized loss
   on securities available for sale                                                        (223,602)     (223,602)
Foreign currency translation
   adjustments                                                                             (513,172)     (513,172)
                                      ----------- -------------- -----------------  ---------------   ------------
Comprehensive loss                              -              -       (13,794,403)        (736,774)  (14,531,177)
                                      ----------- -------------- ------------------ ----------------  ------------
Balance at March 31, 2000                 115,087      5,397,393       (14,244,383)        (707,934)   (9,439,837)
Net loss                                                                  (225,464)                      (225,464)
Net change in unrealized loss
   on securities available for sale                                                         172,758       172,758
Foreign currency translation
   adjustments                                                                            1,603,591     1,603,591
                                      ----------- -------------- -----------------  --------------- ----------------
Comprehensive loss                              -              -          (225,464)       1,776,349     1,550,885
                                      ----------- -------------- ------------------ --------------- ----------------
Balance at March 31, 2001             $   115,087 $    5,397,393 $     (14,469,847) $     1,068,415 $  (7,888,952)
                                      =========== ============== =================  =============== ================


              The accompanying notes are an integral part of these consolidated financial statements.


                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Year Ended March 31, 2001 and 2000
                 (Amounts stated in U. S. dollars - see Note 2)

                                                                             2001                    2000
                                                                    -----------------------  ---------------------
Cash flows from operating activities:
    Net income (loss)                                               $        (225,464)       $      (13,794,403)
    Adjustments to reconcile net loss to net cash used in
    Operating activities:
       Minority interest                                                      (31,234)                  (64,354)
       Depreciation and amortization                                           216,258                  143,624
       Amortization of negative goodwill                                   (2,833,319)               (2,754,758)
       Provision (reversal of provision) for loan losses                   (3,173,294)                8,852,048
       Gain on valuation of retained interest                              (1,058,791)                        -
       Loss on disposal of premises and equipment, net                          27,936                        -
      Gain on disposal of loans held for sale                                 (73,631)                 (212,102)
      Net loss on disposal of securities available for sale                  1,356,548                3,055,412
       Provision for severance and retirement benefits                           1,992                  724,267
      Cumulative effect of accounting change                                         -                 (590,150)
       Increase (decrease) in accrued expenses and other
        liabilities                                                            475,359               (1,303,672)
       Decrease (increase) in accrued interest receivable and
        other assets                                                         3,130,341                  (11,873)
                                                                    -----------------------  -------------------
Net cash used in operating activities                                      (2,187,299)               (5,955,961)

Cash flows from investing activities:
    Proceeds from sale of loans held for sale                               17,169,740                        -
   Collections from loans held for sale                                      2,088,601                        -
   Increase in loans held for sale                                        (23,714,286)                        -
   Collections from loans held for investment                               12,143,944               36,830,835
    Decrease (increase) in loans held for investment, net                  (1,184,492)               23,318,439
    Decrease (increase) in interest bearing deposits with banks            (2,490,553)                2,769,882
   Proceeds from sale of securities available for sale                       1,144,491                8,814,197
   Purchase of securities available for sale                               (2,424,372)               (3,032,558)
    Proceeds from sale of securities held to maturity                           57,785                        -
    Acquisition of premises and equipment                                  (4,180,115)                        -
    Others                                                                           -                1,554,574
                                                                    -----------------------  -------------------
Net cash provided by (used in) investing activities                        (1,389,257)               70,255,369

Cash flows from financing activities:
    Decrease in short-term borrowings, net                                (12,634,473)              (33,678,770)
    Proceeds from issuance of common stock                                     408,419                5,251,655
    Proceeds from issuance of long-term debt                                29,901,754                1,713,062
    Payment on long term-debt                                              (6,594,802)              (64,734,695)
                                                                    -----------------------  -------------------
Net cash provided by (used in) financing activities                         11,080,898              (91,448,748)

Effect of exchange rate changes on cash                                    (1,100,905)                   18,016
                                                                    -----------------------  -------------------

Net increase (decrease) in cash and cash equivalents                         6,403,437              (27,131,324)
Cash and cash equivalents at beginning of year                                 363,394               27,494,718
                                                                    -----------------------  -------------------
Cash and cash equivalents at end of year                            $        6,766,831       $          363,394
                                                                    =======================  ===================
Supplemental cash flow information:
    Cash paid for interest                                          $        5,748,927       $       10,844,559
    Cash paid for income taxes                                                       -                        -
Non-cash investing and financing activities:
    Residual interest retained in loans securitized                          6,071,996                7,168,060
    Loans transferred from held for investment to held for sale
     on March 31, 2000                                                               -               11,461,433
    Mortgage loans assumed                                                           -                2,166,066
    Unrealized loss on securities available for sale,
     accounted for as comprehensive income                                     150,908                  223,602


         The accompanying notes are an integral part of these consolidated financial statements.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

1.   Organization and Business

     The accompanying financial statements report the consolidated accounts of NewState Holdings, Inc. (formerly Racom Systems, Inc., the "Company") and its 99.6% owned subsidiary, NewState Capital Co., Ltd. (a Korean corporation, "NewState Capital") and its 76.6% owned and newly established subsidiary Smart Technology Co., Ltd (a Korean corporation, "STC"). The Company's primary business is the origination of mortgage loans to individual borrowers in Korea and the servicing of loans securitized and sold to public investors in Korea. The Company was incorporated on June 3, 1991 pursuant to the laws of the State of Delaware and presently has its principal executive offices in Seoul, Korea and New York, New York, United States of America. As described below, the Company has treated the acquisition of NewState Capital as a reverse acquisition.

     On July 20, 1999, the Company acquired 99.6% (4,958,000 shares) of the issued and outstanding capital stock of NewState Capital, which was formerly a subsidiary of NewState Capital Corp., a New York corporation ("NewState NY"), in exchange for issuing 8,000,000 shares of the Company's common stock, representing approximately 80% of the Company's total issued and outstanding shares of common stock, to NewState NY. The Company also assumed a US$5,000,000 liability of NewState NY to a bank. As a result of the acquisition, (i) NewState Capital became a subsidiary of NSK Holdings, Inc (a Delaware corporation, "NSK) which was dissolved as described below,
     (ii) several new investors acquired 667,000 shares of the Company for US$1,000,000 (US$1.50 per share), and (iii) NewState NY owned 80% of the common stock in the Company. Subsequently, NewState NY was dissolved on October 10, 2000 and it distributed all of its property and assets, including its 80% stock ownership in the Company, to the shareholders of NewState NY.

     Racom Systems, Inc. (a Colorado corporation) and NSK, both wholly-owned subsidiaries of the Company, were dissolved on November 30, 2000 and December 31, 2000, respectively, and distributed their property and assets to the Company.

     The Company accounted for the NewState Capital acquisition as a purchase under a reverse acquisition procedure whereby NewState Capital's operations and retained earnings are reported as continuous.

     On September 20, 2000, NewState Capital established STC. Subsequently, a new investor purchased 1,600,000 new shares of STC, sold the shares to the Company and other new investors purchased new shares of STC. As a result, the Company (56.9%) and NewState Capital (19.7%), collectively, own 76.6% of STC as of March 31, 2001.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

1.   Organization and Business (cont'd)
     ----------------------------------

     On December  8, 1998,  NewState NY  acquired  3,980,000  (99.5%)  shares of
     Dongsuh Finance Co., Ltd.'s common stock from Dongsuh Horizon ("Dongsuh Horizon") Securities Co., Ltd. for US$1 in cash and changed its name to NewState Capital. The acquisition was accounted for as a purchase. In connection with the acquisition of NewState Capital, Dongsuh Horizon, forgave $10,780,074 of short-term loans receivable due from NewState Capital. The acquisition resulted in negative goodwill of $7,151,902, which is being amortized over 5 years using the straight-line method.

     On March 12, 1999, NewState Capital acquired all of the outstanding stock of Youngnam Housing Finance Co., Ltd. for $16,521,739 in cash. The acquisition was recorded under the purchase accounting method. The acquisition resulted in negative goodwill of $6,702,314, which is being amortized over 5 years using the straight-line method.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Financial Statements
     -----------------------------

     The consolidated financial statements include the accounts of NewState Holdings, Inc. and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The official accounting records of NewState Capital are maintained in Korean won in accordance with the relevant laws and regulations of the Republic of Korea and are adjusted herein to conform to accounting principles generally accepted in the United States of America. The financial statements of NewState Capital are translated into U.S. Dollars at the year-end exchange rate of W1,333.50 to US$1 at March 31, 2001, for assets and liabilities and a weighted average exchange rate of W1,164.85 to US$1 and W1,167.50 to US$1 for the years ended March 31, 2001 and 2000, respectively, for income and expenses. The resulting translation adjustments are recorded as a component of comprehensive income in shareholders' equity. Amounts in Note 15 were approximated using the May 22, 2001 rate of W1,296.50 to US$1.

     Accounting Change
     -----------------

     Prior to April 1, 1999, NewState Capital accounted for the severance and retirement benefits under SFAS No. 87 "Employers' Accounting for Pensions"

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

2.   Summary of Significant Accounting Policies (cont'd)
     ---------------------------------------------------

     Accounting Change (cont'd)
     --------------------------

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

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. The more significant estimates are loan loss reserves and fair value of residual interests in securitization. Actual results reported may differ from these estimates.

     Cash Equivalents
     ----------------

     Cash equivalents consist of interest bearing bank deposits and other investments that are readily convertible into cash and have original maturities of three months or less.

     Restricted Cash
     ---------------

     Bank deposits amounting to approximately $471,469 have been pledged as collateral for certain short-term borrowings and long-term debt as of March 31, 2001. In addition, bank deposits amounting to $539,624 have been pledged as collateral for mortgage loans sold through securitizations as of March 31, 2001.

                NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001

2.   Summary of Significant Accounting Policies (cont'd)
     ---------------------------------------------------

     Securities Held to Maturity and Available for Sale
     --------------------------------------------------

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

     Loans Held for Investment
     -------------------------

     Loans are stated at unpaid principal balances, less allowance for loan losses.

     Mortgage Loans Held for Sale
     ----------------------------

     Mortgage loans originated or reclassified from loans held for investment with the intent for sale in the secondary market are carried at the lower of cost, net of a valuation allowance, or estimated market value in the aggregate. Market value is determined using current market rates for loans of similar quality and type. Net unrealized losses, if any, would be recognized in a valuation allowance by charges to income. Each of the mortgage loans are primarily secured by single family residential real estate located throughout the Republic of Korea.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

2.   Summary of Significant Accounting Policies (cont'd)
     ---------------------------------------------------

     Recognition of Interest Income
     ------------------------------

     Interest income on loans held for investment and held for sale is recognized on an accrual basis. The accrual of interest is discontinued if, in management's opinion, full payment of principal or interest is in doubt, or when principal or interest is past due over 90 days or more, and collateral, if any, is insufficient to cover principal and interest.
     Non-accrual loans are those on which the accrual of interest is discontinued. When the interest accrual is discontinued, all uncollected accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Discounts or premiums associated with the acquisition of NewState Capital and Youngnam Housing Finance Co., Ltd. loans are recognized on an effective yield method, considering early repayment of loans and impaired or past due loans.

     Allowance for Loan Losses
     -------------------------

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

     Present Value Discounts
     -----------------------

     If the present value of a loan is different from its book value due to a rescheduling of terms as agreed by the related parties (as in the case of court receivership, court mediation or workout), the present value of the loans is offset against the allowance for loan losses, if available, or charged to current expenses.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

2.   Summary of Significant Accounting Policies (cont'd)
     ---------------------------------------------------

     Present Value Discounts (cont'd)
     --------------------------------

     The difference between book value and present value is recorded as present value discounts in the balance sheet and amortized to current earnings over the related period using the effective method. The amortization is recorded as interest income on loans.

     Sale of Loans
     -------------

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

     Residual Interests in Loan Securitization
     -----------------------------------------

     Residual interests in loan securitizations ("Residuals") are recorded as a result of the sale of loans through securitizations, and are carried at estimated fair value.

     Loan Securitizations
     --------------------

     First, the Company sells a portfolio of mortgage loans to a special purpose entity ("SPE"), which has been established for the limited purpose of buying and reselling mortgage loans. The SPE then issues interest-bearing asset-backed securities (the "Certificates") in an amount to be determined based on discounted cash flows from the mortgage loans using a risk-appropriate discount rate. One or more investors purchase these Certificates for cash.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

2.   Summary of Significant Accounting Policies (cont'd)
     ---------------------------------------------------

     Loan Securitizations (cont'd)
     -----------------------------

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

     The Company allocates its basis in the mortgage loans between the portion of the mortgage loans sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. (See Valuation of Residuals below).

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

     Valuation of Residuals
     ----------------------

     The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, it estimates the fair value of retained interests based on a discounted cash flow analysis. The cash flows are estimated as the excess of the principal and interest payments collected from mortgage loan borrowers on each pool of the mortgage loans sold over the sum of the principal and interest rate paid to the certificate holder plus the servicing fee, trust fee, other expenses and an estimate of future credit losses over the life of the mortgage loans. Cash flows are discounted from the date the cash is expected to become available to the Company (the "cash-out" method). These cash flows are projected over the life of the mortgage loans using payment, default, and interest rate assumptions that the Company believes would be used by market participants for similar financial instruments subject to prepayment, credit and interest rate risk. The cash flows are discounted using an interest rate that management believes a purchaser unrelated to the seller of the financial instrument would demand. As all estimates used are influenced by factors outside the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.

     The Company has utilized effective discount rates of 14% and 12% on the estimated cash flows released from the OC Account to value the Residuals at March 31, 2001 and 2000, respectively. The Company has used lifetime default rate estimates ranging from 1.47% to 2.37%. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry.

     Servicing rights
     ----------------

     Servicing assets associated with mortgage loan securitization transactions are not material as the benefits of servicing are not expected to be more or less than adequate compensation to the Company for performing the servicing.

     Premises and Equipment
     ----------------------

     The Company's building, furniture and equipment are carried at cost less accumulated depreciation. Expenditures for normal repairs and maintenance are charged to current operations as incurred. Expenditures that extend the life of assets are capitalized. Depreciation is provided using the straight-line method for building and declining-balance method for furniture and equipment over the estimated useful lives of the assets, which is 40 years for the building and range from four to ten years for furniture and equipment.

     Severance and Retirement Benefits
     ---------------------------------

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

     In order to obtain tax benefits, NewState Capital funded its severance and retirement benefits obligation by depositing with life insurance companies the amount of $44,707 as of March 31, 2001, and nominating NewState Capital's employees as beneficiaries of these deposits. Accordingly, this amount has been offset against NewState Capital's obligation for severance and retirement benefits.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

2.   Summary of Significant Accounting Policies (cont'd)
     ---------------------------------------------------

     Negative Goodwill
     ----------------

     Negative goodwill, which represents the excess of fair value over purchase price of net assets acquired, is amortized on the straight-line basis over 5 years.

     Income Taxes
     ------------

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

     Net Earnings (Loss) Per Share
     -----------------------------

     Earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

     Comprehensive Income
     --------------------

     The Company has adopted Statement of Financial Accounting Standards No. ("SFAS") 130, "Reporting Comprehensive Income", which defines and establishes the standards for reporting comprehensive income. Comprehensive income for the Company includes net income, the change in unrealized gains and losses on available for sale securities and foreign currency translation adjustments. The Company has presented these items in the statement of changes in shareholders' deficit.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

2.   Summary of Significant Accounting Policies (cont'd)
     ---------------------------------------------------

     Recent Accounting Pronouncement
     -------------------------------

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No., 125." SFAS No. 140 revises the standards for accounting and securitizations and other transfers of financial assets and No. 125's provisions. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the disclosure provisions of SFAS 140 for the year ended March 31, 2001 and anticipates that the adoption of the accounting provisions of SFAS No. 140 will not have a material effect on the Company's financial position or results of operations.

3.   Securities
     ----------

     Securities available for sale at March 31, 2001 are as follows:

                                                                     Gross unrealized
                                                   Cost                   losses                Fair value
                                           ----------------------   --------------------   ---------------------
     Equity securities                     $           1,479,515    $            18,501    $          1,461,014
     Secondary interests in
     Collateral Backed
     Obligations                                         650,919                      -                 650,919
                                           ----------------------   --------------------   ---------------------
                                           $           2,130,434    $            18,501    $          2,111,933
                                           ======================   ====================   =====================


     $575,928 and $74,991 of the Company's secondary interests in collateral backed obligations mature on February 2, 2003 and August 23, 2003, respectively.

     On December 1, 2000, NewState Capital entered into an agreement to purchase 49.13% of issued and outstanding common shares of World Asset Co., Ltd. (a Korean asset management company, "WAC") from certain shareholders of WAC. Pursuant to the agreement, NewState Capital provided a contract deposit of $307,357 to the shareholders on December 1, 2000 and purchased 19.87% of WAC's common shares from the shareholders for $1,199,850 on January 5, 2001 and the remaining 29.26% interest was purchased on April 24, 2001 (see Note
     14).

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

3.   Securities (cont'd)
     -------------------

     During the year ended March 31, 2001, the Company sold securities available for sale with an aggregate cost of $2,501,039 for $1,144,491 and realized gains and losses of $981,102 and $2,337,650, respectively.

     During the year ended March 31, 2000, the Company sold securities available for sale with an aggregate cost of $11,869,609 for $8,814,197 and realized gains and losses of $263,851 and $3,319,263, respectively.

4.   Loans
     -----

     Loans held for investment at March 31, 2001 are as follows:


                                                                        Allowance for          Balance at
                                                     Principal           loan losses         March 31, 2001
                                              --------------------   -------------------   -------------------
     Mortgage loans                           $          7,288,426   $         2,278,013   $         5,010,413
     Consumer loans                                      1,918,799             1,821,160                97,639
     Commercial loans                                    2,406,094               873,753             1,532,341
                                              --------------------   -------------------   -------------------
                                              $         11,613,319   $         4,972,926   $         6,640,393
                                              ====================   ===================   ===================


     Activity in the allowance for loan losses is summarized as follows:

                                                                 Amount
                                                    -------------------------
       Balance at beginning of year                 $            8,134,870
       Reversal of provision for loan losses                    (3,173,294)
       Write-offs                                               (1,305,113)
       Recoveries                                                2,433,449
       Foreign currency translation adjustment                  (1,116,986)
                                                    --------------------------
       Balance at end of year                       $            4,972,926
                                                    ==========================

     Non-accrual loans in loans held for investment totaled $6,888,061 or 43.4% of the total loans held for investment at March 31, 2001. The Company has not recognized any interest income related to the non-accrual loans during the year ended March 31, 2001.

     Impaired loans (commercial and consumer loans) at the end of the year totaled $1,821,160 in principal balances and the average impaired loan balances totaled $1,986,842 during the fiscal year. Impaired loans are fully reserved. Interest income that would have been recorded for impaired loans amounted to approximately $295,685 during the fiscal year. Non-accrual residential real estate loans are not treated as impaired loans because the Company expects that mortgaged collateral can be foreclosed to recover the loan amounts.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

4.   Loans (cont'd)
     --------------

     Scheduled maturities of loans held for investment at March 31, 2001 are as follows:

                                                   Amount
                                          --------------------------
Due in one year or less                    $                858,586
Due from one to five years                                4,300,614
Due from five to ten years                                3,916,469
Due after ten years                                       2,537,650
                                           -------------------------
                                           $             11,613,319
                                           =========================

     Mortgage loans held for investment amounting to $3,205,429 are pledged as collateral for certain short-term borrowings and long-term debt.

     Mortgage  and  consumer  loans  are of small  nature  to a large  number of borrowers throughout Korea and do not result in a credit risk concentration. The largest credit risk concentration is comprised of two unsecured commercial loans on non accrual status to the Jinro Group which represents 81.1% and 18.7% of the total net carrying value of commercial loans and loans held for investment, respectively.

5.   Securitization Activities
     -------------------------

     Residual interests in securitizations and restricted cash reserves serve as credit enhancements for securitization transactions. Residual interests in mortgage loan securitization transactions were $12,952,785 at March 31, 2001. The restricted cash reserves are included in restricted cash on the consolidated balance sheet and were $539,624 at March 31, 2001. The following assumptions were used in measuring the fair value of residual interests in securitizations at March 31, 2001. The assumptions listed represent weighted averages of assumptions used for each securitization.

                                                            Residual interests
                                                            --------------------
    Prepayment speed (monthly constant prepayment rate)        2.51% - 3.11%
    Weighted average life in years                                   3
    Discount rate                                                  12.00%
    Loss rate                                                  1.47% - 2.37%

     NewState Capital repurchased $594,837, all of delinquent accounts, which are included in loans held for investment as of March 31, 2001. The Company recognized servicing fees of $169,888 during the year ended March 31, 2001, which are included in other income.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

5.   Securitization Activities (cont'd)
     ----------------------------------

     The total principal amount of the mortgage loans outstanding of the securitized loan portfolio amounted to $35,222,235 at March 31, 2001. Of this amount, $12,952,785 is recognized as residual interests in securitizations on the Company's balance sheet at March 31, 2001.

     The sensitivity analyses of the valuations of retained interests in securitizations and restricted cash reserves are summarized below. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at March 31, 2001.

                                                                      Amount
                                                                 ---------------
    Fair value of residual interests at March 31, 2001           $  12,952,785
    Effect on fair value of the following hypothetical changes in key assumptions:

    Discount rate increased by 2%                                    (831,097)
    Discount rate increased by 4%                                  (1,588,557)
    Monthly prepayment rate at 110% of base assumption                (68,247)
    Monthly prepayment rate at 120% of base assumption               (166,807)
    Loss rate at 110% of base assumption                              (17,326)
    Loss rate at 120% of base assumption                              (34,651)

     The objective of these hypothetical analyses is to measure the sensitivity of the fair value of the retained interests to changes in assumptions. The methodology used to calculate the fair value in the analyses is a discounted cash flow analysis, the same methodology used to estimate fair value as described in Note 2. These estimates do not factor in the impact of simultaneous changes in other key assumptions. The above scenarios do not reflect management's expectation regarding the future direction of these rates, and they depict only certain possibilities out of a large set of possible scenarios.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

6.   Premises and Equipment, net
     ---------------------------

     Premises and equipment at March 31, 2001 are comprised of the following:


                                                    Acquisition          Accumulated            Net book
                                                       cost             depreciation              value
                                              --------------------   -------------------   -------------------
     Land                                     $          1,909,145   $                 -   $         1,909,145
     Building                                              795,477                19,887               775,590
     Furniture and equipment                             1,212,912               416,963               795,949
                                              --------------------   -------------------   -------------------
                                              $          3,917,534   $           436,850   $         3,480,684
                                              ====================   ===================   ===================


     Depreciation expense for the years ended March 31, 2001 and 2000 amounted to $215,949 and $143,624, respectively.

7.   Short-term Borrowings
     ---------------------

     Short-term borrowings at March 31, 2001 are comprised of the following:


                                                               Annual interest
                                                                  rates (%)                    Amount
                                                            -----------------------     ----------------------
     General term borrowings                                           8.95             $             599,925
     Notes with short-term finance companies                       9.29 - 14.00                   13,348,331`
                                                                                        ----------------------
                                                                                        $          13,948,256
                                                                                        ======================

     Certain bank deposits, loans held for investment and residual interests in securitization are pledged as collateral for the above borrowings. Historically, short-term borrowings have been revolving in nature and refinanced by new borrowings as they become due. Management believes that the Company will continue to borrow in the near term short-term funds for operations through new and renewals of existing borrowing arrangements.

     Maximum and average borrowings and the weighted average interest rate on short-term borrowings for the year ended March 31, 2001, are as follows:

                                                            Amount
                                                    --------------------
     Maximum borrowings                              $     26,361,455
     Average borrowings outstanding                  $     18,412,974
     Weighted average interest rate per annum                 11.96%

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

8.   Long-term Debt
     --------------

     Long-term debt at March 31, 2001 is comprised of the following:

                                                 Amount
                                             ------------------
    Debentures                               $     28,271,466
    Bank loans                                      3,719,535
                                             ------------------
                                                   31,991,001
    Less: discounts                                  (466,471)
                                             ------------------
                                                   31,524,530
    Current portion of long-term debt              15,259,902
                                             ------------------
                                             $     16,264,628
                                             ==================

     Debentures outstanding at March 31, 2001 are comprised of the following:


                                                                Annual interest
                                       Maturity date               rates (%)                  Amount
                                  -------------------------   --------------------     ---------------------
    Guaranteed                    May 10, 2001                        9.7              $           374,953
    Non-collaterized              June 29, 2001                      10.5                        1,499,813
    Non-collaterized              January 31, 2002                   10.7                       11,248,594
    Non-collaterized              July 31, 2002                      11.0                       11,248,594
    Non-collaterized              February 21, 2003                  15.0                        3,749,531
    Convertible                   February 27, 2031                  12.2                          149,981
                                                                                       ---------------------
                                                                                                28,271,466
    Less: discounts                                                                               (466,471)
                                                                                       ---------------------
                                                                                       $        27,804,995
                                                                                       =====================


     The Company's convertible debentures are non collateralized and can be converted to common shares of STC for $0.37 per share from February 27, 2002 to February 26, 2006.

     Bank loans at March 31, 2001 are comprised of the following:


                                                                  Annual interest
                                           Maturity date             rates (%)                Amount
                                       ----------------------     ----------------     ---------------------
    Hanareum Merchant                  January 14, 2002                14.5            $          2,099,738
      Bank
    Ssangyong Fire and
      Marine Insurance                 March 25, 2003                  10.25                      1,619,787
                                                                                       ---------------------
                                                                                       $          3,719,535
                                                                                       =====================

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

8.   Long-term Debt (cont'd)
     -----------------------

     The Company's building and land, certain bank deposits and loans held for investment are pledged as collateral for the debentures and bank loans.

     The maturities of long-term debt outstanding at March 31, 2001, excluding discounts on debentures, are as follows:

             Debentures
            (par value)               Bank loans                 Total
       ----------------------    ----------------------    -------------------
 2002  $          13,123,360     $           2,279,715    $         15,403,075
 2003             14,998,125                 1,439,820              16,437,945
 2031                149,981                         -                 149,981
       ----------------------    ----------------------   ---------------------
       $          28,271,466     $           3,719,535    $         31,991,001
       ======================    ======================   =====================

9.   Financial Instruments
     ---------------------

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

     The estimated fair values of the Company's financial instruments as of March 31, 2001 are as follows:


                                                               Book                   Estimated
                                                               value                  fair value
                                                       --------------------      --------------------
  Financial assets:
    Cash and cash equivalents                          $         6,766,831       $        6,766,831
    Restricted cash                                              1,011,093                1,011,093
    Interest-bearing deposits with banks                         4,660,667                4,660,667
    Securities available for sale                                2,111,933                2,111,933
    Loans held for investment                                    6,640,393                6,640,393
    Loans held for sale                                          6,654,068                6,654,068
    Residual interests in securitization                        12,952,785               12,952,785
    Accrued interest receivable                                    206,137                  206,137
  Financial liabilities:
    Short-term borrowings                                       13,948,256               13,825,109
    Long-term debt                                              31,524,530               32,335,035

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

9.   Financial Instruments (cont'd)
     ------------------------------

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

     Securities available for sale: Fair values for securities are based on quoted market prices.

     Loans held for investment and sale: Fair values for loans are estimated using discounted cash flows analysis using interest rate currently being offered for loans with similar term to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

     Residual interests in securitization: The fair value of residual interests in securitization is determined by calculating the net present value of estimated future cash flows using a discount rate commensurate with the risks involved.

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

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

10.  Capital Stock
     -------------

     The following table illustrates the computation of basic and diluted loss per share:


                                                                           2001                 2000
                                                                 ---------------------   ------------------
     Numerator:
       Net loss                                                   $         (225,464)    $     (13,794,403)
     Denominator for basic and diluted loss per
      share:
        Weighted-average common shares
         Outstanding                                                      11,508,684            10,771,245
                                                                 ---------------------   ------------------
     Basic and diluted loss per share                             $            (0.02)    $           (1.28)
                                                                 =====================   ==================


11. Other Comprehensive Income
    --------------------------

     Other comprehensive Income consists of net unrealized gains (losses) on securities available-for-sale and foreign currency translation adjustment. No taxes have been provided on components of other comprehensive income. The components of other comprehensive income are as follows:

                                                                                                  Amount
                                                                                            -------------------
   March 31, 1999                                                                             $       28,840
                                                                                            -------------------
      Net unrealized losses                                                                         (194,762)
      Less reclassification adjustment for losses
        realized in net income                                                                       (28,840)
     Foreign currency translation adjustments                                                       (513,172)
                                                                                            -------------------
   Net unrealized losses                                                                            (736,774)
                                                                                            -------------------
   March 31, 2000                                                                                   (707,934)
                                                                                            -------------------
      Net unrealized losses                                                                          (22,004)
      Less reclassification adjustment for losses
        realized in net income                                                                       194,762
      Foreign currency translation adjustments                                                     1,603,591
                                                                                            -------------------
   Net unrealized losses                                                                           1,776,349
                                                                                            -------------------
   March 31, 2001                                                                               $  1,068,415
                                                                                            -------------------

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

12.  Income Taxes
     ------------

     For the year ended March 31, 2001, Newstate Holdings, Inc. reported taxable income of $710,023. The components of the provision for income tax expense are comprised of the current U.S. federal and state tax provision on Newstate Holdings, Inc. earnings. For the year ended March 31, 2000, Newstate Holdings, Inc. reported a taxable loss of $167,268, which was used to reduce the current year tax provision. Other temporary differences of Newstate Holdings, Inc. are immaterial. Net operating losses ("NOL") of NewState Capital are not available to offset the U.S. income of Newstate Holdings, Inc.

     NewState Capital reported a Korean taxable loss of $2,768,711. Due to net losses of NewState Capital, net deferred tax assets have been fully offset by a valuation allowance and accordingly, no income tax benefit has been recorded for the years ended March 31, 2001 and 2000.

     At March 31, 2001 NewState Capital has NOL carryforwards for Korean income tax purposes of $8,491,134 which will expire as follows:

              Year                             Amount
     -----------------------            ----------------------
      2003                              $           1,560,619
      2004                                          2,542,736
      2005                                          1,969,253
      2006                                          2,418,526
                                        ----------------------
      Total                             $           8,419,134
                                        ======================

     NewState Capital's temporary differences and tax loss carryforwards that comprised deferred income tax assets and liabilities were as follows:

                                                    Amount
                                            ----------------
     Loss carryforwards                     $      2,615,269
     Impaired loans                                  432,218
     Accrued interest income                         (783,881)
     Other                                             3,174
                                            ----------------
     Deferred income tax assets                    2,266,780
     Valuation allowance                          (2,266,780)
                                            ----------------
     Net deferred income tax assets         $          -
                                            ================

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

13.  Going Concern Matters
     ---------------------

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended March 31, 2001 and 2000, the Company incurred losses of $225,464 and $13,794,403, and had negative cash flows from operations of $2,187,229 and $5,955,961, respectively, and has debts of $29,208,158 maturing during the fiscal year ending March 31, 2002. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. A significant portion of the Company's liabilities are short-term or due on demand, whereas most of its assets are long-term loans or investments. In order to meet its obligations and sustain its operations, the Company must generate sufficient cash flow through refinancing of borrowings, collections on or sale of loans, sale of securities, or through capital contributions and must ultimately attain profitability. The Company is also actively pursuing additional debt and equity financing through discussion with potential investors and financial institutions and subsequent to year end obtained additional financing of approximately $4,627,844 million (Note 15).

14. The Korean Economy
    ------------------

     Beginning in 1997, the Republic of Korea and other countries in the Asia Pacific region experienced a severe contraction in substantially all aspects of their economies. This situation is commonly referred to as the 1997 Asian financial crisis. In response to this situation, the Korean government and the private sector began implementing structural reforms to historical business practices. Through the middle of 2000, it was widely accepted in Korea that the economic situation had stabilized, but not fully recovered from the 1997 crisis.

     The Korean economy is currently experiencing additional difficulties, particularly in the areas of restructuring private enterprises and reforming the banking and financial services industry. The Korean government continues to apply pressure to Korean companies to restructure into more efficient and profitable firms. The banking and financial services industry is currently undergoing forced consolidations and significant uncertainty exists with regard to the availability of short-term financing during the coming year. The Company may be either directly or indirectly affected by the situation described above.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

14. The Korean Economy (cont'd)
    ---------------------------

     The accompanying financial statements reflect management's current assessment of the impact to date of the economic situation on the financial position of the Company. Actual results may differ materially from management's current assessment.

15. Subsequent Events
    -----------------

     On April 24, 2001, NewState Capital obtained W4 billion ($3,085,229) of short-term borrowings due on demand from a financial institution.

     On April 24, 2001, NewState Capital paid $1,256,259 to purchase an additional 29.26% of WAC's common shares pursuant to a December 1, 2000 agreement with WAC shareholders. As of April 24, 2001, NewState Capital owns 49.13% of WAC.

     On May 14, 2001, NewState Capital securitized $6,843,965 of mortgage loans held for sale as of March 31, 2001 through a special purpose entity. NewState Capital reported proceeds of $4,859,236 from the sale of senior certificates and retained the remaining interest of the mortgage loans as credit enhancement of the senior certificates.

     On May 21 and 25, 2001, NewState Capital obtained W2 billion ($1,542,615) of short-term borrowings due on demand from a financial institution.

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

                                      F-16

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

Dated:  June 29, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                                  TITLE                           DATE
   ---------                                  -----                           ----

ERNEST B. KIM                        Chairman of the Board,               June 29, 2001
-------------------------------         President and CEO
Ernest B. Kim

JIN K. KIM                          Vice President, Secretary             June 29, 2001
-------------------------------           and Director
Jin K. Kim

SUN W. YOUNG                                Director                      June 29, 2001
-------------------------------
Sun W. Young

A. SUNGIL NOH                               Director                      June 29, 2001
-------------------------------
A. Sungil Noh
