Form 10-Q
period 2001-06-30
NEWSTATE HOLDINGS INC
filed 2001-08-14
CIK 919941

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2001

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number 0-21907

NEWSTATE HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware                                                                                           84-1182875

(State or Other Jurisdiction of Incorporation or Organization)                      (I.R.S. Employer Identification No.)

156 W. 56th Street, Suite 2005, New York, NY                                10019
           (Address of Principal Executive Offices)                                   (Zip Code)

(212) 245-5801

(Registrant's Telephone Number
Including Area Code)

RACOM SYSTEMS, INC.
156 W. 56th Street, Suite 2005, New York, New York 10019
Former Fiscal Year - December 31

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

Yes:  X                                                                            No: ___

           Indicate the number of shares outstnding of each of the Registrant's classes of common stock, as of August 10, 2001:

                      Class                                                                  Number of Shares Outstanding

      Common Stock, .01 par value                                                       11,508,684

                                      INDEX

Part I            Financial Information                                                      Page
------            ---------------------                                                      ----

                    Item 1.         Consolidated Balance Sheet as of                           4
                                    June 30, 2001

                                    Consolidated Statements of                                 6
                                    Operations for the three months ended
                                    June 30, 2001 and June 30,2000

                                    Consolidated Statements of Cash                            7
                                    Flows for the three months ended June 30,
                                    2001 and June 30, 2000

                                    Notes to Consolidated Financial Statements                 8

                    Item 2.         Management's Discussion and Analysis of                    18
                                    Financial Condition and Results of Operations

Part II           Other Information and Signatures                                             22

----------------------------------------------

i

Statements contained in this Report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance, or achievements of the Company to differ materially from anticipated results, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, regulatory constraints, changes in laws or regulations governing the Company’s products and international trade, the ability of the Company to market successfully its products in an increasingly competitive worldwide market, changes in the Company’s operating strategy, failure to consummate or successfully integrate product developments, the general economy of the United States, Korea and the specific global markets in which the Company competes, the availability of financing from internal and external sources to fund the Company’s growth strategy, the effect of adverse changes in loan demand, real estate values, borrowing costs and current interest rates in Korea, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Other factors not identified above could also cause actual results to vary materially from the future results covered in such forward-looking statements. The Company assumes no obligation to publicly correct or update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements or if the Company later becomes aware that they are not likely to be achieved.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                            CONOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                   U.S. dollars
                                                                  June 30, 2001
                                                               -----------------
ASSETS

Cash and cash equivalents                                      $      1,026,447
Restricted cash                                                       3,725,524
Interest-bearing deposits with banks                                  7,346,209
Securities available for sale                                         3,244,691
Loans held for sale                                                   6,634,966
Loans held for investment, net                                        6,271,900
Residual interests in securitizations                                15,022,829
Premises and equipment, net                                           3,877,920
Accrued interest receivable                                             258,865
Goodwill                                                                854,234
Other assets                                                          1,151,775
                                                               -----------------
         Total assets                                          $     49,415,360
                                                               =================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Short-term borrowings                                          $     19,172,753
Current portion of long-term debt                                    13,765,684
Accrued expenses and other liabilities                                1,380,799
Long-term debt                                                       16,706,593
Severance and retirement benefits                                        38,113
Negative goodwill, net                                                6,199,296
                                                               -----------------
         Total liabilities                                           57,263,238
                                                               -----------------

Minority interest                                                     2,091,737

Commitments and contingencies                                                 -

Shareholders' deficit:
Common stock: $.01 par value;
      40,000,000 shares authorized;                                   5,512,480
    11,508,684 shares issued and outstanding
Accumulated deficit                                                 (16,311,796)
Accumulated other comprehensive income                                  859,701
                                                               -----------------
         Total shareholders' deficit                                 (9,939,615)
                                                               -----------------
         Total liabilities and shareholders' deficit           $     49,415,360
                                                               =================

 The accompanying notes are an integral part of these consolidated financial statements.

                    NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended     Three Months Ended
                                                             June 30, 2001          June 30, 2000
                                                         ------------------------------------------
Interest income:
      Loans                                                $       394,401           $  1,299,876
      Deposits with banks                                          307,141                237,574
                                                         ------------------------------------------
           Total interest income                                   701,542              1,537,450

Interest expense:
      Short-term borrowings                                        519,934                918,653
      Long-term debt                                             1,013,623                317,655
                                                         ------------------------------------------
           Total interest expense                                1,533,557              1,236,308
                                                         ------------------------------------------

Net interest income (expense)                                     (832,015)               301,142
Reversal of provision (provision) for loan losses                  196,932                (16,349)
                                                         ------------------------------------------
Net interest income (expense) after provision for loan
      losses                                                      (635,083)               284,793
                                                         ------------------------------------------

Gain on sale of loans                                                4,840                      -

Net loss on disposal of securities available for sale               (8,588)               (77,449)

Other income and expenses:
      Salaries and employee benefits                              (517,375)              (516,384)
      General and administrative                                  (792,551)              (436,968)
      Provision for severance and retirement benefits              (33,228)                     -
      Amortization of negative goodwill                            610,441                672,666
      Amortization of goodwill                                     (44,779)                     -
                                                                                                -
      Loss on valuation of residual interests                     (468,668)                     -
                                                                                                -
      Other, net                                                   (95,892)                77,287
                                                                                                -
                                                         -----------------------------------------
Income (expense) before income taxes                            (1,980,883)                 3,945
                                                         -----------------------------------------
Provision for income taxes                                               -                      -
Minority interest                                                  138,934                  2,602
                                                         -----------------------------------------
Net loss                                                   $    (1,841,949)          $      6,547
                                                         =========================================
Basic and diluted net income (loss) per share
 of common stock                                           $         (0.16)          $      (0.00)
                                                         =========================================
Average number of shares outstanding                            11,508,684             11,508,684

 The accompanying notes are an integral part of these consolidated financial statements.

                                               NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                      Three Months Ended      Three Months Ended
                                                                        June 30, 2001           June 30, 2000
                                                                      --------------------    -------------------
Cash flows from operating activities:
    Net income (loss)                                                  $   (1,841,949)         $      6,547
    Adjustments to reconcile net loss to net cash used in
    Operating activities:
       Minority interest                                                     (138,934)               (2,602)
       Depreciation and amortization                                          176,758                     -
       Amortization of negative goodwill                                     (610,441)             (672,666)
      Amortization of goodwill                                                 44,779                     -
       Provision (reversal of provision) for loan losses                     (196,932)               16,350
       Loss on valuation of retained interest                                 468,668                     -
       Loss on disposal of premises and equipment, net                          2,015                     -
      Gain on disposal of loans held for sale                                  (4,986)                    -
      Net loss on disposal of securities available for sale                     8,588                76,443
       Provision for severance and retirement benefits                         18,857               (16,873)
       Increase (decrease) in accrued expenses and other liabilities         (121,854)             (629,287)
       Decrease (increase) in accrued interest receivable and other           660,743              (732,196)
       assets
                                                                       --------------------    ---------------
Net cash used in operating activities                                      (1,534,688)           (1,954,284)

Cash flows from investing activities:
    Proceeds from sale of loans held for sale                               4,594,357                     -
   Collections from loans held for sale                                             -                     -
   Increase in loans held for sale                                         (6,784,461)                    -
   Collections from loans held for investment                                       -                     -
    Decrease (increase) in loans held for investment, net                     906,890             7,279,951
    Decrease (increase) in interest bearing deposits with banks            (2,093,110)              801,760
   Proceeds from sale of securities available for sale                              -                75,406
   Purchase of securities available for sale                               (1,403,140)              (26,259)
   Purchase of interest in subsidiary                                      (2,786,248)                    -
    Proceeds from sale of securities held to maturity                           1,492                     -
    Acquisition of premises and equipment                                    (390,730)           (3,278,599)
    Others                                                                    (30,576)               25,766
                                                                       --------------------    ---------------
Net cash provided by (used in) investing activities                        (7,985,526)            4,878,025

Cash flows from financing activities:
    Increase in short-term borrowings, net                                  4,853,172             1,659,762
    Consolidated financing activity                                            76,573                     -
    Proceeds from issuance of long-term debt                                        -               447,948
    Payment on long term-debt                                              (1,839,787)           (5,150,077)
                                                                       --------------------    ---------------
Net cash provided by (used in) financing activities                         3,089,958            (3,042,367)

Increase in cash and cash equivalents due to addition of a                    532,154                     -
    subsidiary

Effect of exchange rate changes on cash                                       157,718                   272
                                                                       --------------------    ---------------

Net increase (decrease) in cash and cash equivalents                       (5,740,384)             (118,354)
Cash and cash equivalents at beginning of year                              6,766,831               360,797
                                                                       --------------------    ---------------
Cash and cash equivalents at end of year                               $    1,026,447          $    242,443
                                                                       ====================    ===============

Supplemental cash flow information:
    Cash paid for interest                                             $     1,112,987         $  1,603,078
    Cash paid for income taxes                                                       -                    -

 The accompanying notes are an integral part of these consolidated financial statements.

NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

1.  Organization and Business

The accompanying financial statements report the consolidated accounts of NewState Holdings, Inc. (formerly Racom Systems, Inc., the “Company”) and its 99.6% owned subsidiary, NewState Capital Co., Ltd. (a Korean corporation, “NewState Capital”), its 76.6% owned and newly established subsidiary Smart Technology Co., Ltd (a Korean corporation, “STC”) and its 49.1% owned World Asset Co., Ltd. (a Korean asset management company, “WAC”). The Company’s primary business is the origination of mortgage loans to individual borrowers in Korea and the servicing of loans securitized and sold to public investors in Korea. The Company was incorporated on June 3, 1991 pursuant to the laws of the State of Delaware and presently has its principal executive offices in Seoul, Korea and New York, New York, United States of America. As described below, the Company has treated the acquisition of NewState Capital as a reverse acquisition.

On July 20, 1999, the Company acquired 99.6% (4,958,000 shares) of the issued and outstanding capital stock of NewState Capital, which was formerly a subsidiary of NewState Capital Corp., a New York corporation (“NewState NY”), in exchange for issuing 8,000,000 shares of the Company’s common stock, representing approximately 80% of the Company’s total issued and outstanding shares of common stock, to NewState NY. The Company also assumed a US$5,000,000 liability of NewState NY to a bank. As a result of the acquisition, (i) NewState Capital became a subsidiary of NSK Holdings, Inc (a Delaware corporation, “NSK) which was dissolved as described below, (ii) several new investors acquired 667,000 shares of the Company for US$1,000,000 (US$1.50 per share), and (iii) NewState NY owned 80% of the common stock in the Company. Subsequently, NewState NY was dissolved on October 10, 2000 and it distributed all of its property and assets, including its 80% stock ownership in the Company, to the shareholders of NewState NY.

The Company accounted for the NewState Capital acquisition as a purchase under a reverse acquisition procedure whereby NewState Capital’s operations and retained earnings are reported as continuous.

>5

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

On December 1, 2000 and April 24, 2001, Newstate Capital purchased 19.87% and 29.26% of WAC’s common shares from certain shareholders of WAC. As a result of the 49.13% acquisition of ownership interest in WAC, Newstate Capital controls WAC and consolidates WAC’s financial positions and results of operations.

On December 8, 1998, NewState NY acquired 3,980,000 (99.5%) shares of Dongsuh Finance Co., Ltd.‘s common stock from Dongsuh Horizon (“Dongsuh Horizon”) Securities Co., Ltd. for US$1 in cash and changed its name to NewState Capital. The acquisition was accounted for as a purchase. In connection with the acquisition of NewState Capital, Dongsuh Horizon, forgave $10,780,074 of short-term loans receivable due from NewState Capital. The acquisition resulted in negative goodwill of $7,151,902, which is being amortized over 5 years using the straight-line method.

On March 12, 1999, NewState Capital acquired all of the outstanding stock of Youngnam Housing Finance Co., Ltd. for $16,521,739 in cash. The acquisition was recorded under the purchase accounting method. The acquisition resulted in negative goodwill of $6,702,314, which is being amortized over 5 years using the straight-line method.

2.  Unaudited Financial Statements

The consolidated financial statements as of June 30, 2001, and for the periods ended June 30, 2001 and 2000, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company’s annual report filed on Form 10-KSB.

3.  Summary of Significant Accounting Policies

     Basis of Financial Statements

The consolidated financial statements include the accounts of NewState Holdings, Inc. and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The official accounting records of NewState Capital are maintained in Korean won in accordance with the relevant laws and regulations of the Republic of Korea and are adjusted herein to conform to accounting principles generally accepted in the United States of America. The financial statements of NewState Capital are translated into U.S. Dollars at the quarter-end exchange rate of W1,300.70 to US$1 for assets and liabilities and a weighted average exchange rate of W1,305.95 to US$1 and W1,114.90 to US$1 for the quarters ended June 30, 2001 and 2000, respectively, for income and expenses.

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

Recognition of Interest Income

Interest income on loans held for investment and held for sale is recognized on an accrual basis. The accrual of interest is discontinued if, in management’s opinion, full payment of principal or interest is in doubt, or when principal or interest is past due over 90 days or more, and collateral, if any, is insufficient to cover principal and interest. Non-accrual loans are those on which the accrual of interest is discontinued. When the interest accrual is discontinued, all uncollected accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Discounts or premiums associated with the acquisition of NewState Capital and Youngnam Housing Finance Co., Ltd. are recognized on an effective yield method, considering early repayment of loans and impaired or past due loans.

     Allowance for Loan Losses

The allowance for loan losses on loans held for investment is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors such as known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, and current economic conditions.

The Company considers all non-accrual commercial and consumer loans as impaired loans. Loan allowances on commercial loans deemed to be impaired are determined based upon an estimate of future cash flows discounted at the related loans’ effective rate.

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

     Residual Interests in Securitization

Residual interests in securitizations (“Residuals”) are recorded as a result of the sale of loans through securitizations. The loan securitizations are generally structured as follows:

First, the Company sells a portfolio of mortgage loans to a special purpose entity (“SPE”) which has been established for the limited purpose of buying and reselling mortgage loans. The SPE then issues interest-bearing asset-backed securities (the “Certificates”) in an amount to be determined based on discounted cash flows from the mortgage loans using a risk-appropriate discount rate. One or more investors purchase these Certificates for cash. The cash proceeds are used to pay the Company the cash portion of the purchase price for the mortgage loans. The SPE also issues a certificate representing the residual interest in the payments on the securitized loans. In addition, the Company may provide a credit enhancement for the benefit of the investors in the form of additional collateral (over-collateralization account or “OC Account”) held by an Owners Trust (the “Trust”). The OC Account is required by the servicing agreement to be maintained at certain levels. At the closing of each securitization, the Company removes from its consolidated balance sheet the mortgage loans held for sale and adds to its consolidated balance sheet (i) the cash received, (ii) the estimated fair value of the interest in the mortgage loans retained from the securitizations (Residuals), which consist of (a) the OC Account and (b) the net interest receivable (“NIR”) and (iii) the estimated fair value of the servicing asset. The NIR represents the discounted estimated cash flows to be received by the Company in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company.

The Company allocates its basis in the mortgage loans between the portion of the mortgage loans sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. The Company has utilized an effective discount rate of 12% on the estimated cash flows released from the OC Account to value the Residuals through securitization.

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

The Company uses a lifetime default rate estimate ranging from 2.00%to 2.71%. All of the mortgage loans are fixed rate. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry.

        The Company’s Residuals are subordinate to the Certificates until the Certificate holders are fully paid.

     Premises and Equipment

The Company’s building, furniture and equipment are carried at cost less accumulated depreciation. Expenditures for normal repairs and maintenance are charged to current operations as incurred. Expenditures which extend the life of assets are capitalized. Depreciation is provided using the straight-line method for building and declining-balance method for furniture and equipment over the estimated useful lives of the assets, which is 40 years for the building and range from four to ten years for furniture and equipment.

     Goodwill

Goodwill, which represents the excess of purchase price of net assets acquired over fair value, is amortized on the straight-line basis over 5 years.

     Negative Goodwill

Negative goodwill, which represents the excess of fair value over purchase price of net assets acquired, is amortized on the straight-line basis over 5 years.

     Net Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

4.  Loans

          Loans held for investment at June 30, 2001 are as follows:

                                                              Allowance for          Balance at
                                           Principal           loan losses           June 30, 2001
                                    --------------------   -----------------  ----------------------
     Mortgage loans                 $          6,778,467   $         2,175,076   $         4,603,391
     Consumer loans                            1,865,173             1,824,829                40,344
     Commercial loans                          2,523,952               895,787             1,628,165
                                    --------------------   -------------------   -------------------
                                    $         11,167,592   $         4,895,692   $         6,271,900
                                    ====================   ===================   ===================

5.  Securitization Activities

Residual interests in securitizations and restricted cash reserves serve as credit enhancements for securitization transactions. Residual interests in mortgage loan securitization transactions were $15,022,829 at June 30, 2001. The restricted cash reserves are included in restricted cash on the consolidated balance sheet and were $553,232 at June 30, 2001. The following assumptions were used in measuring the fair value of residual interests in securitizations at June, 2001. The assumptions listed represent weighted averages of assumptions used for each securitization.

                                                                 Residual interests
                                                                 ---------------------
    Prepayment speed (monthly constant prepayment rate)             2.85% - 3.93%
    Weighted average life in years                                        3
    Discount rate                                                       12.00%
    Loss rate                                                       2.00% - 2.71%
The sensitivity analyses of the valuations of retained interests in securitizations and restricted cash reserves are summarized below. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at June 30, 2001.

                                                                               Amount
                                                                             --------------
    Fair value of residual interests at June 30, 2001                        $  15,022,829
    Effect on fair value of the following hypothetical
     changes in key assumptions:

    Discount rate increased by 2%                                                (841,015)
    Discount rate increased by 4%                                              (1,611,776)
    Monthly prepayment rate at 110% of base assumption                           (366,955)
    Monthly prepayment rate at 120% of base assumption                           (454,449)
    Loss rate at 110% of base assumption                                          (21,075)
    Loss rate at 120% of base assumption                                          (42,149)
The objective of these hypothetical analyses is to measure the sensitivity of the fair value of the retained interests to changes in assumptions. The methodology used to calculate the fair value in the analyses is a discounted cash flow analysis, the same methodology used to estimate fair value as described in Note 2. These estimates do not factor in the impact of simultaneous changes in other key assumptions. The above scenarios do not reflect management’s expectation regarding the future direction of these rates, and they depict only certain possibilities out of a large set of possible scenarios.

6.  Premises and Equipment, net

     Premises and equipment at June 30, 2001 are comprised of the following:

                                                    Acquisition          Accumulated            Net book
                                                       cost             depreciation              value
                                              --------------------   -------------------   -------------------
     Land                                     $          1,957,288   $                 -   $         1,957,288
     Building                                              815,537                25,358               790,179
     Furniture and equipment                             1,699,549               569,096             1,130,453
                                              --------------------   -------------------   -------------------
                                              $          4,472,374   $           594,454   $         3,877,920
                                              ====================   ===================   ===================

     Depreciation expense for the three months ended June 30, 2001 amounted to $176,758.

7.  Short-term Borrowings

     Short-term borrowings at June 30, 2001 are comprised of the following:

                                                 Annual interest
                                                    rates (%)                   Amount
                                                ----------------------  ------------------------
    General term borrowings                                8.95            $            999,462
    Bank                                                  11.50            $          2,643,192
    Notes with short-term finance companies           9.29 - 14.00                   15,530,099
                                                                        ------------------------
                                                                           $         19,172,753
                                                                        ========================
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

Maximum and average borrowings and the weighted average interest rate on short-term borrowings for the three months period ended June 30, 2001, are as follows:

                                                    Amount
                                                -----------------
 Maximum borrowings                             $  20,325,978
 Average borrowings outstanding                 $  17,436,128
 Weighted average interest rate per annum               11.96%

8.  Long-term Debt

     Long-term debt at June 30, 2001 is comprised of the following:

                                                                 Amount
                                                            -------------------
    Debentures                                               $     27,062,351
    Bank loans                                                      3,813,331
                                                             ------------------
                                                                   30,875,682
    Less: discounts                                                  (403,405)
                                                             ------------------
                                                                   30,472,277
    Current portion of long-term debt                              13,765,684
                                                             ------------------
                                                             $     16,706,593
                                                             ==================

     Debentures outstanding at June 30, 2001 are comprised of the following:

                                                            Annual interest
                                   Maturity date               rates (%)                  Amount
                              -------------------------   --------------------     ---------------------
Non-collaterized              January 31, 2002                   10.7                       11,532,252
Non-collaterized              July 31, 2002                      11.0                       11,532,252
Non-collaterized              February 21, 2003                  15.0                        3,844,084
Convertible                   February 27, 2031                  12.2                          153,763
                                                                                      ------------------
                                                                                            27,062,351
Less: discounts                                                                               (403,405)
                                                                                      ------------------
                                                                                      $     26,658,946
                                                                                      ==================
The Company’s convertible debentures are non collateralized and can be converted to common shares of STC for $0.37 per share from February 27, 2002 to February 26, 2006.

     Bank loans at June 30, 2001 are comprised of the following:

                                                                  Annual interest
                                           Maturity date             rates (%)                Amount
                                       ----------------------     ----------------     ---------------------
    Hanareum Merchant                  January 14, 2002                14.5                $   2,152,687
      Bank
    Ssangyong Fire and
      Marine Insurance                 March 25, 2003                  10.25                   1,660,644
                                                                                           --------------
                                                                                           $   3,813,331
                                                                                           ==============
The Company’s building and land, certain bank deposits and loans held for investment are pledged as collateral for the debentures and bank loans.

          The maturities of long-term debt outstanding at June 30, 2001, excluding discounts on debentures, are as follows:

                                   Debentures
                                  (par value)               Bank loans                 Total
                            -----------------------    ----------------------    -------------------
 2002                        $          11,532,252     $           2,337,203    $         13,869,455
 2003                                   15,376,336                 1,476,128              16,852,464
 2031                                      153,763                         -                 153,763
                             ----------------------    ----------------------   ---------------------
                             $          27,062,351     $           3,813,331    $         30,875,682
                             ======================    ======================   =====================

Item 2.     Management's Discussion and Analysis of Plan of Operation.

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

GENERAL

The Company’s business strategy, undertaken by its operating subsidiary NewState Capital Co., Ltd. (“NewState Capital”), is primarily focused on three areas: residential mortgage loan production, loan servicing and capital markets in Korea. Loan production and loan servicing comprise the Company’s mortgage banking business and is core to the Company’s whole operation. The operations of the capital markets segment include issuing and selling mortgage-backed securities (MBS) and making bulk purchases and sales of whole loans. Currently, issuing and selling MBS is only considered a source of funding primarily for the Company’s mortgage banking business. However, the Company plans to expand this segment as a revenue generating operation in the near future.

The Company’s current business plan is to expand its mortgage origination efforts throughout Korea, develop and offer innovative new mortgage products to Korean middle-income families and individuals, and to securitize and sell its mortgage loan portfolio as MBS to investors in Korea.

During the three months ended June 30, 2001 the Company securitized through special purpose entities (SPE) mortgage loans in the principal amount of $6.8 million. The Company services loans in the MBS pools, taking responsibility for collection of delinquent loans and recovering on defaulted loans. The Company intends to sell its mortgage loans to the public mortgage-backed securitization market on a periodic basis.

For the three months ended June 30, 2001 (“First Quarter 2001”) the Company produced mortgage loans in the amount of $6.74 million whereas the Company did not produce any mortgage loans for the three months ended June 30, 2000 (“First Quarter 2000”).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

Interest income

Interest income decreased by $835 or approximately 54% from $1,537 thousand for the First Quarter 2000 to $701 thousand for the First Quarter 2001.

Interest income on loans decreased by approximately $906 thousand from $1,300 thousand in the First Quarter 2000 to $394 thousand in the First Quarter 2001 mainly due to decrease in average mortgage loan balance from $25,368 thousand for the First Quarter 2000 to $10,443 thousand for the First Quarter 2001. The decrease in interest income on loans was due to decrease in average outstanding loan balance from the First Quarter 2000 to the First Quarter 2001. The decrease in the average mortgage loan balance reflects prepayments and the transfer of mortgage loans to special purpose entities for MBS issuance.

Interest income on bank deposits increased by $157 thousand from $237 thousand in the First Quarter 2000 to $307 thousand in the First Quarter 2001 due to a higher average cash and bank deposits slightly offset by lower interest rates in the First Quarter 2001 than in the First Quarter 2000.

Interest Expense

Interest expense increased by $298 thousand or approximately 19% from $1,236 thousand in the First Quarter 2000 to $1,534 thousand in the First Quarter 2001 due to increase in average interest rate on loans payable of 0.78% and a higher average loan payable balance. The average loan payable balance increased from $42,327 thousand for the First Quarter 2000 to $49,367 thousand in the First Quarter 2001.

Net Interest Loss

The Company incurred net interest loss of $832 thousand for the First Quarter 2001 compared to a net interest income of $301,142 in the First Quarter 2000. This was due to increased competition that caused mortgage loan interest rates to decline below the Company’s average borrowing cost.

Reversal of Provision for Loan Losses

Reversal of provision for loan losses amounted to $197 thousand for the First Quarter 2001 mainly due to receipt of loan payments on mortgage loans with allowance for loan losses during the First Quarter 2001.

Gain on Sales of Loans

The Company sold mortgage loans with a total value of $6.8 million to special purpose entities (SPE) during the First Quarter 2001. $6.8 million of NewState Capital’s loans were securitized in May 2001. The SPE then issued senior certificates totaling $4.6 million. In connection with these transactions NewState Capital recognized gains on sale of loans amounting to $5 thousand. The Company retained the residual interests in securitizations with a fair value of $2.2 million.

Total Operating Expenses

Total operating expenses were $1.34 million in the First Quarter 2001, up from $0.95 million in the First Quarter 2000. The increase during the First Quarter 2001 was primarily attributed to increases in salaries, employee benefits, and general and administrative expenses.

Salaries and Related Expenses

Salaries and related expenses increased by approximately 7% from $516 thousand for the First Quarter 2000 to $551 thousand for the First Quarter 2001 mainly due to salary increases.

In addition, sales commissions of $59 thousand and $30 thousand were paid to sales agents based on their results of new loan originations during the First Quarter 2001 and 2000, respectively, and are included in general and administrative expenses in the statements of operations.

General and Administration

General and administration expense increased from $434 thousand for the First Quarter 2000 to $793 thousand for the First Quarter 2001. The increase of $359 thousand mainly consists of increase in professional and legal fees of approximately $40 thousand, advertising expenses of $105 thousand and depreciation expenses of $125 thousand for the First Quarter 2001.

Amortization of Negative Goodwill

Negative goodwill totaling approximately $14.8 million resulted from the acquisition of NewState Capital by NewState NY in December 1998 and Youngnam by NewState Capital in March 1999 and is being amortized over a 5 year period. The amount of amortization for the First Quarter 2001 was $610 thousand.

Amortization of Goodwill

Goodwill totaling $899 thousand resulted from the acquisition of World Asset Co., Ltd by NewState Capital in April 2001 and is being amortized over a 5 year period. The amount of amortization for the First Quarter 2001 was $45 thousand.

Net Loss on Disposal of Securities Available for Sale

The Company realized a gain of $13,467 on disposition of securities available for sale of certain listed shares for the First Quarter 2001.

The Company realized a loss of $22,055 on disposition of securities available for sale of certain listed shares for the First Quarter 2001.

Loss on Valuation of Residual Interests

The Company recorded losses on valuation of residual interests of $468,668 in the First Quarter 2001 related to retained interest valuation on the four MBS issuances (one during the year ended March 31, 2000, two during the year ended March 31, 2001 and one in the First Quarter 2001). The valuation loss is mainly attributable to an increase in the constant prepayment rate used for the valuation of residual interests as of June 30, 2001.

Other expenses, net

The Company’s other expenses, net was $96 thousand mainly due to loss on disposal of premises and equipment amounting to $43 thousand.

Net Income

The Company recorded a net loss of $1,842 thousand for the First Quarter 2001 compared to a net income of $6,547 thousand for the First Quarter 2000. The decrease in net loss was primarily attributable to a decrease in net interest income, an increase in salaries and general and administration expense, valuation loss on residual interests.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had unrestricted cash and cash equivalents and interest-bearing deposits totaling $8.4 million compared to $3.6 million at June 30, 2000. For the First Quarter 2001, cash used in operating activities of $1,535 thousand was primarily due to (i) the net loss of $1,842 thousand, (ii) minority interest income of $139 thousand, (iii) depreciation and amortization of $177 thousand, (iv) amortization of negative goodwill of $610 thousand, (v) reversal provision for loan losses of $197 thousand, (vi) loss on valuation of subordinated certificates of $469 thousand, (vii) decrease in accrued interest receivable and other assets of $661thousand, (viii) decrease in accrued expenses and other liabilities of $122 thousand, and (ix) other adjustments to reconcile net loss to net cash used in operations of $68 thousand.

Cash used in investing activities of $7,985 thousand was primarily due to (i) proceeds from sales of loans of $4,594 thousand, (ii) collection of loans held for investment of $907 thousand, (iii) increase in loans held for investment of $6,784 thousand, (iv) increase in bank deposits of $2,093 thousand, (v) purchase of securities available-for-sale of $4,189 thousand, (vi) acquisition of premises and equipment of $391 thousand, and (vii) other cash used in investing activities of $29 thousand.

For the First Quarter 2001, cash provided by financing activities of $3,090 thousand was primarily due to (i) payments on short-term borrowings, net of $4,853 thousand, (ii) payments on long-term debt of $1,840 thousand, (iii) proceed from issuance of common stock by a subsidiary of the Company of $77 thousand.

The Company has borrowings of $32.9 million that comes due during Fiscal 2001 that will need to be rolled over or refinanced. The Company also has negative operating cash flow, which will require additional funds to continue its operations. The Company intends to secure additional funds by issuing corporate bonds, pledging assets for bank borrowings, and issuing mortgage-back securities. The Company may also issue additional equity or convertible debt securities, if required, which may result in additional dilution in ownership of the shareholders of the Company’s common stock. There can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if available at all.

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