Form 10QSB
period 2001-09-30
NEWSTATE HOLDINGS INC
filed 2001-11-14
CIK 919941

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended September 30, 2001

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 0-21907

NEWSTATE HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1182875
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

156 W. 56th Street, Suite 2005, New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 245-5801
Registrant's telphone number, including area code

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

Yes: X	No: ___

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 28, 2001:

Class	Number of Shares Outstanding

Common Stock, .01 par value	11,508,684

INDEX

Part I.	Financial Information	Page

Item 1.	Condensed Consolidated Balance Sheet as of September 30, 2001	4

Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2001 and September 30, 2000, and the Six month periods ended September 30, 2001 and September 30, 2000	5

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2001 and September 30, 2000	6

Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Part II.	Other Information and Signatures	23

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

PART I	Financial Information

Item 1.	Financial Statements

                                               NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                              (Unaudited)

                                                            U. S. dollars
                                                          September 30, 2001
                                                        -----------------------
ASSETS

Cash and cash equivalents                             $            1,106,692
Restricted cash                                                    3,625,230
Interest-bearing deposits with banks                               6,000,470
Securities available for sale                                      3,282,745
Loans held for sale                                               11,583,881
Loans held for investment, net                                     5,285,910
Residual interests in securitizations                             18,571,498
Premises and equipment, net                                        4,066,760
Accrued interest receivable                                          341,089
Goodwill                                                             911,570
Other assets                                                       8,321,223
                                                      -------------------------
         Total assets                                 $           63,097,068
                                                      =========================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Short-term borrowings                                 $           33,006,646
Current portion of long-term debt                                 24,262,239
Accrued expenses and other liabilities                             1,632,311
Long-term debt                                                     8,076,349
Severance and retirement benefits                                     38,495
Negative goodwill, net                                             5,549,400
                                                      -------------------------
         Total liabilities                                        72,565,440
                                                      -------------------------

Minority interest                                                  1,676,907

Commitments and contingencies                                              -

Shareholders' deficit:
Common stock: $.01 par value;
         40,000,000 shares authorized;                             5,512,480
         11,508,684 shares issued and outstanding
Accumulated deficit                                              (17,372,981)
Accumulated other comprehensive income                               715,222
                                                      -------------------------
         Total shareholders' deficit                             (11,145,279)
                                                      -------------------------
         Total liabilities and shareholders' deficit  $           63,097,068
                                                      =========================

The accompanying notes are an integral part of these consolidated financial statements.

                                               NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                                              (Unaudited)

                                                             Three Months Ended                Six Months Ended
                                                               September 30,                     September 30,
                                                        ------------------------------   -----------------------------
                                                            2001            2000             2001             2000
                                                        --------------   -------------   --------------   ------------
Interest income:
      Loans                                             $      609,078   $   1,028,342   $    1,003,479   $  2,329,555
      Deposits with banks                                       65,445         589,635          372,586        827,597
                                                        --------------   -------------   --------------   ------------
           Total interest income                               674,523       1,617,977        1,376,065      3,157,152

Interest expense:
      Short-term borrowings                                    803,857         765,745        1,323,791      1,685,357
      Long-term debt                                         1,039,009         807,370        2,052,632      1,125,551
                                                        --------------   -------------   --------------   ------------
           Total interest expense                            1,842,866       1,573,115        3,376,423      2,810,908
                                                        --------------   -------------   --------------   ------------

Net interest income (expense)                               (1,168,343)         44,862       (2,000,358)       346,244
Reversal of provision (provision) for loan losses              103,643         529,391          300,575        513,219
                                                        --------------   -------------   --------------   ------------
Net interest income (expense) after provision for
      loan losses                                           (1,064,700)        574,253       (1,699,783)       859,463

Gain on sale of loans                                          413,037               -          417,877              -

Net loss on disposal of securities available for sale          (98,370)              -         (106,958)             -

Other income and expenses:
      Salaries and employee benefits                          (647,808)       (468,253)      (1,165,183)      (985,189)
      General and administrative                            (1,401,143)       (998,902)      (2,193,694)    (1,436,523)
      Provision for severance and retirement benefits         (112,687)       (140,230)        (145,915)      (140,280)
      Amortization of negative goodwill                        616,261         666,953        1,226,702      1,334,433
      Amortization of goodwill                                 (57,222)              -         (102,001)             -
      Gain (loss) on valuation of residual interests         1,182,827               -          714,159              -
      Other, net                                               (62,291)        222,332         (158,183)       222,250
                                                        --------------   -------------   --------------   ------------
Income (expense) before income taxes                        (1,232,096)       (143,847)      (3,212,979)      (145,846)
                                                        --------------   -------------   --------------   ------------
Provision for income taxes                                           -               -                -              -
Minority interest                                              170,911           5,147          309,845          7,752
                                                        --------------   -------------   --------------   ------------
Net loss                                                $   (1,061,185)  $    (138,700)  $   (2,903,134)  $   (138,094)
                                                        ==============   =============   ==============   ============
Basic and diluted net income (loss) per share of
      common stock                                      $        (0.09)  $      (0.01)   $        (0.25)  $      (0.01)
                                                        ==============   =============   ===============  =============
Average number of shares outstanding                        11,508,684      11,508,684       11,508,684     11,508,684
                                                        ==============   =============   ==============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                               NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                       Six Months Ended        Six Months Ended
                                                                      September 30, 2001      September 30, 2000
                                                                      ------------------      -------------------
Cash flows from operating activities:
    Net income (loss)                                                      $ (2,093,134)           $   (138,094)
    Adjustments to reconcile net loss to net cash used in
    Operating activities:
       Minority interest                                                       (309,845)                 (7,753)
       Depreciation and amortization                                            449,257                  91,942
       Amortization of negative goodwill                                     (1,226,702)             (1,334,433)
       Amortization of goodwill                                                 102,001                       -
       Provision (reversal of provision) for loan losses                       (300,575)               (357,471)
       Loss (gain) on valuation of retained interest                           (714,159)               (520,642)
       Loss on disposal of premises and equipment, net                            2,024                       -
       Gain on disposal of loans held for sale                                 (425,254)                134,723
       Net loss on disposal of securities available for sale                    106,958                  76,443
       Provision for severance and retirement benefits                           19,575                  70,803
       Increase (decrease) in accrued expenses and other liabilities            375,763              (1,895,649)
       Decrease (increase) in accrued interest receivable and other assets   (6,890,829)               (317,189)
                                                                           ------------             --------------
Net cash used in operating activities                                       (11,714,920)             (4,273,763)

Cash flows from investing activities:
    Proceeds from sale of loans held for sale                                18,385,747                       -
   Increase in loans held for sale                                          (28,430,104)                      -
    Decrease (increase) in loans held for investment, net                     2,718,046               8,391,538
    Decrease (increase) in interest bearing deposits with banks                (718,119)            (11,625,761)
   Proceeds from sale of securities available for sale                        1,173,835                 587,947
   Purchase of securities available for sale                                 (4,945,565)             (1,649,718)
   Purchase of interest in subsidiary                                        (1,928,734)                      -
    Proceeds from sale of securities held to maturity                             1,492                       -
    Acquisition of premises and equipment                                      (909,352)             (3,548,155)
    Others                                                                       (2,668)                 25,786
                                                                           ------------             --------------
Net cash provided by (used in) investing activities                         (14,665,422)             (7,818,363)

Cash flows from financing activities:
    Increase (decrease) in short-term borrowings, net                        18,931,165              (9,728,024)
    Consolidated financing activity                                              76,928                 170,000
    Proceeds from issuance of long-term debt                                  3,690,650              28,606,336
    Payment on long term-debt                                                (2,700,985)             (6,944,691)
                                                                           ------------             --------------
Net cash provided by (used in) financing activities                          19,997,758              12,103,621

Increase in cash and cash equivalents due to addition of a                      532,154                       -
    subsidiary

Effect of exchange rate changes on cash                                         180,291                     634
                                                                            -----------             --------------

Net increase (decrease) in cash and cash equivalents                         (5,660,139)                 12,129
Cash and cash equivalents at beginning of year                                6,766,831                 360,546
                                                                            -----------             --------------
Cash and cash equivalents at end of year                                    $ 1,106,692             $   372,675
                                                                            ===========             ==============

Supplemental cash flow information:
    Cash paid for interest                                                  $ 2,908,434             $ 1,603,078
    Cash paid for income taxes                                                        -                       -

The accompanying notes are an integral part of these consolidated financial statements.

NEWSTATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

1.	Organization and Business

The accompanying financial statements report the consolidated accounts of NewState Holdings, Inc. (formerly Racom Systems, Inc., the "Company") and its 99.6% owned subsidiary, NewState Capital Co., Ltd. (a Korean corporation, "NewState Capital"), its 76.6% owned and newly established subsidiary Smart Technology Co., Ltd. (a Korean corporation, "STC") and its 49.1% owned World Asset Co., Ltd. (a Korean asset management company, "WAC"). The Company's primary business is the origination of mortgage loans to individual borrowers in Korea and the servicing of loans securitized and sold to public investors in Korea. The Company was incorporated on June 3, 1991 pursuant to the laws of the State of Delaware and presently has its principal executive offices in Seoul, Korea and New York, New York, United States of America. As described below, the Company has treated the acquisition of NewState Capital as a reverse acquisition.

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

On September 20, 2000, NewState Capital established STC. Subsequently, a new investor purchased 1,600,000 new shares of STC, sold the shares to the Company and other new investors purchased new shares of STC. On August 14, 2001, Newstate Capital sold a 0.65% ownership interest in STC. As a result, the Company (51.29%) and NewState Capital (19.05%), collectively, own 71.34% of STC as of September 30, 2001.

On December 1, 2000, April 24 and August 10, 2001, Newstate Capital purchased 19.87%, 29.26% and 6.21% of WAC’s common shares from certain shareholders of WAC. As a result of the 55.34% acquisition of ownership interest in WAC, Newstate Capital controls WAC and consolidates WAC’s financial position and results of operations.

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

The consolidated financial statements as of September 30, 2001, and for the periods ended September 30, 2001 and 2000, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company’s annual report filed on Form 10-KSB.

The accompanying consolidated financial statements have been prepared assuming that Newstate Holdings, Inc. will continue as a going concern. The Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.	Summary of Significant Accounting Policies

Basis of Financial Statements

The consolidated financial statements include the accounts of NewState Holdings, Inc. and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The official accounting records of NewState Capital are maintained in Korean won in accordance with the relevant laws and regulations of the Republic of Korea and are adjusted herein to conform to accounting principles generally accepted in the United States of America. The financial statements of NewState Capital are translated into U.S. Dollars at the quarter-end exchange rate of W1,309.10 to US$1 for assets and liabilities and a weighted average exchange rate of W1,299.92 to US$1 and W1,115.37 to US$1 for the quarters ended September 30, 2001 and 2000, respectively, for income and expenses.

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

Residual Interests in Securities

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

The Company uses a lifetime default rate estimate ranging from 1.45% to 2.15%. All of the mortgage loans are fixed rate. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry.

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

4.	Loans

Loans held for investment at September 30, 2001 are as follows:
                                               Allowance for          Balance at
                            Principal           loan losses          June 30, 2001
                     --------------------   -----------------  ----------------------
Mortgage loans       $          5,699,321   $         2,114,173   $         3,585,148
Consumer loans                  1,786,191             1,759,962                26,229
Commercial loans                2,564,572               890,039             1,674,533
                     --------------------   -------------------   -------------------
                     $         10,050,084   $         4,764,174   $         5,285,910
                     ====================   ===================   ===================
5.	Securitization Activities

Residual interests in securitizations and restricted cash reserves serve as credit enhancements for securitization transactions. Residual interests in mortgage loan securitization transactions were $18,571,498 at September 30, 2001. The restricted cash reserves are included in restricted cash on the consolidated balance sheet and were $1,547,660 at September 30, 2001. The following assumptions were used in measuring the fair value of residual interests in securitizations at September 30, 2001. The assumptions listed represent weighted averages of assumptions used for each securitization.

                                                             Residual interests
                                                             ------------------
    Prepayment speed (monthly constant prepayment rate)         2.62% - 4.78%
    Weighted average life in years                                    3
    Discount rate                                                   12.00%
    Loss rate                                                   1.45% - 2.15%
The sensitivity analyses of the valuations of retained interests in securitizations and restricted cash reserves are summarized below. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at September 30, 2001.

                                                                       Amount
                                                               -----------------

Fair value of residual interests at September 30, 2001          $    18,571,498
Effect on fair value of the following hypothetical
 changes in key assumptions:

Discount rate increased by 2%                                       (1,014,136)
Discount rate increased by 4%                                       (1,939,361)
Monthly prepayment rate at 110% of base assumption                     (53,351)
Monthly prepayment rate at 120% of base assumption                    (109,678)
Loss rate at 110% of base assumption                                   (21,110)
Loss rate at 120% of base assumption                                   (41,934)
The objective of these hypothetical analyses is to measure the sensitivity of the fair value of the retained interests to changes in assumptions. The methodology used to calculate the fair value in the analyses is a discounted cash flow analysis, the same methodology used to estimate fair value as described in Note 3. These estimates do not factor in the impact of simultaneous changes in other key assumptions. The above scenarios do not reflect management’s expectation regarding the future direction of these rates, and they depict only certain possibilities out of a large set of possible scenarios.

6.	Premises and Equipment, net

Premises and equipment at September 30, 2001 are comprised of the following:
                               Acquisition          Accumulated            Net book
                                  cost             depreciation              value
                         --------------------   -------------------   -------------------
Land                     $          1,944,729   $                 -   $         1,944,729
Building                              810,304                30,134               780,170
Furniture and equipment             2,932,742               590,881             1,341,861
                         --------------------   -------------------   -------------------
                         $          5,687,775   $           621,015   $         4,066,760
                         ====================   ===================   ===================
Depreciation expense for the six months and three months ended September 30, 2001 amounted to $449,257 and $176,758, respectively.

7.	Other assets

Other assets at September 30, 2001 are comprised of the following:
                                                                                             Amount
                                                                                     ----------------------
     Receivable from sale of loans held for sale                                     $            6,874,952
     Other assets                                                                                 1,446,271
                                                                                     ----------------------
                                                                                     $            8,321,223
                                                                                     ======================
8.	Short-term Borrowings

Short-term borrowings at September 30, 2001 are comprised of the following:
                                                   Annual interest
                                                       rates (%)                  Amount
                                                 -----------------------   ----------------------
General term borrowings                             8.20 - 13.50           $        1,833,321
Bank                                                    11.50                      10,472,080
Notes with short-term finance companies             9.25 - 14.00                   20,701,245
                                                                           -----------------------
                                                                           $       33,006,646
                                                                           =======================
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

Maximum and average borrowings and the weighted average interest rate on short-term borrowings for the three months period ended September 30, 2001 are as follows:
                                                          Amount
                                              -------------------------
Maximum borrowings                            $        33,006,646
Average borrowings outstanding                         22,080,785
Weighted average interest rate per annum                   11.87%
9.	Long-term Debt

Long-term debt at September 30, 2001 is comprised of the following:
                                                              Amount
                                                       ---------------------
    Debentures                                         $        26,888,702
    Bank loans                                                   5,774,960
                                                       ---------------------
                                                                32,663,662
    Less: discounts                                               (325,074)
                                                       ---------------------
                                                                32,338,588
    Current portion of long-term debt                           24,262,239
                                                       ---------------------
                                                       $         8,076,349
                                                       =====================
Debenures outstanding at September 30, 2001 are comprised of the following:
                                                   Annual interest
                              Maturity date           rates (%)                  Amount
                         ---------------------   --------------------     ---------------------
    Non-collaterized     January 31, 2002               10.7              $        11,458,254
    Non-collaterized     July 31, 2002                  11.0                       11,458,254
    Non-collaterized     February 21, 2003              15.0                        3,819,417
    Convertible          February 27, 2031              12.2                          152,777
                                                                          ---------------------
                                                                                   26,888,702
    Less: discounts                                                                  (325,074)
                                                                          ---------------------
                                                                          $        26,563,628
                                                                          =====================
The Company’s convertible debentures are non collateralized and can be converted to common shares of STC for $0.37 per share from February 27, 2002 to February 26, 2006.

Bank loans at September 30, 2001 are comprised of the following:
                                                       Annual interest
                                Maturity date             rates (%)                Amount
                            ----------------------     ----------------     ---------------------
    Hanareum Merchant       January 14, 2002                14.5            $          1,222,214
      Bank
    Ssangyong Fire and
      Marine Insurance        March 25, 2003                10.25                      1,649,988
    Kyungki Committee
      Bank                      July 6, 2003                13.5                       2,902,758
                                                                            ---------------------
                                                                            $          5,774,960
                                                                            =====================
The Company's building and land, certain bank deposits and loans held for investment are pledged as collateral for the debentures and bank loans.

The maturities of long-term debt outstanding at September 30, 2001, excluding discounts on debentures, are as follows:
                   Debentures
                  (par value)               Bank loans                 Total
            -----------------------    ----------------------    -------------------
 2002        $          22,916,508     $           1,222,214    $         24,138,772
 2003                    3,819,417                 4,552,746               8,372,163
 2031                      152,777                         -                 152,777
             ----------------------    ----------------------   ---------------------
             $          26,888,702     $           5,774,960    $         32,663,662
             ======================    ======================   =====================
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

GENERAL

The Company’s business strategy, undertaken by its operating subsidiary NewState Capital Co., Ltd. (“NewState Capital”), is primarily focused on three areas: residential mortgage loan production, loan servicing and the capital markets in Korea. Loan production and loan servicing comprise the Company’s mortgage banking business and is core to the Company’s whole operation. The operations of the capital markets segment include issuing and selling mortgage-backed securities (“MBS”) and making bulk purchases and sales of whole loans. Currently, issuing and selling MBS is only considered a source of funding primarily for the Company’s mortgage banking business. However, the Company plans to expand this segment as a revenue generating operation in the near future.

The Company’s current business plan is to expand its mortgage origination efforts throughout Korea, develop and offer innovative new mortgage products to Korean middle-income families and individuals, and to securitize and sell its mortgage loan portfolio as MBS to investors in Korea.

The Company’s results of operations are influenced primarily by the level of demand for mortgage loans, which is affected by such external factors as the level and direction of interest rates and the strength of the overall economy, as well as the economy in the Company’s lending markets. Home mortgage loans in Korea, including those originated by the Company, typically have variable interest rates. There is no standard lending rate by which mortgage interest rates are determined; however, mortgage lenders, including the Company, typically adjust their interest rates monthly to reflect the lender’s on-going cost of funding.

During the six months ended September 30, 2001, the Company securitized through special purpose entities (“SPE”) mortgage loans in the principal amount of $22.5 million. The Company services loans in the MBS pools, taking responsibility for collection of delinquent loans and recovering on defaulted loans. The Company intends to sell its mortgage loans to the public mortgage-backed securitization market on a periodic basis.

For the six months ended September 30, 2001, the Company produced mortgage loans in the amount of $28.0 million compared to $2.7 million for the six months ended September 30, 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Interest Income

Interest income decreased by $943 thousand or approximately 58.3% from $1,618 thousand for the Second Quarter 2000 to $675 thousand for the Second Quarter 2001.

Interest income on loans decreased by approximately $419 thousand from $1,028 thousand in the Second Quarter 2000 to $609 thousand in the Second Quarter 2001 mainly due to a decrease in the average mortgage loan balance from $27,933 thousand for the Second Quarter 2000 to $6,592 thousand for the Second Quarter 2001. The decrease in interest income on loans was due to decrease in average outstanding loan balance from the Second Quarter 2000 to the Second Quarter 2001. The decrease in the average mortgage loan balance reflects prepayments and the transfer of mortgage loans to special purpose entities for MBS issuance.

Interest income on bank deposits decreased to $65 thousand in the Second Quarter 2001 from $590 thousand in the Second Quarter 2000 due to a lower average cash balance in the Second Quarter 2001 than in the Second Quarter 2000. Funds from cash and bank deposits were used to retire short-term borrowings and to originate mortgage loans.

Interest Expense

Interest expense increased by $270 thousand or approximately 17.1% from $1,573 thousand in the Second Quarter 2000 to $1,842 thousand in the Second Quarter 2001 due to a higher average loan payable balance and increase in average interest rate on loans payable of 0.1%. The average loan payable balance increased from $51,148 thousand for the Second Quarter 2000 to $58,899 thousand in the Second Quarter 2001. The Company obtained additional borrowings amounting to W15.9 million, in the Second Quarter 2001.

Net Interest Loss

The Company incurred a net interest loss of $1,168 thousand in the Second Quarter 2001, compared to a net interest income of $45 thousand in the Second Quarter 2000. This was primarily due to a substantial excess of average aggregate interest bearing liabilities ($51,148 thousand) compared to interest earnings assets ($6,952 thousand) and increased competition that caused loan rates to decline below the Company’s average borrowing cost.

Reversal of Provision for Loan Losses

Reversal of provision for loan losses amounted to $104 thousand for the Second Quarter 2001 mainly due to receipt of loan payments on mortgage loans with allowance for loan losses during the Second Quarter 2001.

Gain on Sales of Loans

The Company sold mortgage loans with a total value of $15.7 million to special purpose entities (SPE) during the Second Quarter 2001. The loans were securitized in September 2001. In connection with these transactions NewState Capital recognized gains on sale of loans amounting to $413 thousand. The Company retained the residual interests in securitizations with a fair value of $2.6 million.

Total Operating Expenses

Total operating expenses were $2.2 million in the Second Quarter 2001, up from $1.6 million in the Second Quarter 2000. The increase during the Second Quarter 2001 was primarily attributed to increases in salaries, employee benefits, and general and administrative expenses in line with the Company’s effort to expand its business.

Salaries and Related Expenses

Salaries and related expenses increased by approximately 25.0% from $608 thousand for the Second Quarter 2000 to $760 thousand for the Second Quarter 2001 mainly due to salary increases and increase in number of employees.

In addition, sales commissions of $163 thousand and $21 thousand were paid to sales agents based on their results of new loan originations during the Second Quarter 2001 and 2000, respectively, and are included in general and administrative expenses in the statements of operations.

General and Administration

General and administration expense increased from $999 thousand for the Second Quarter 2000 to $1,401 thousand for the Second Quarter 2001. The increase of $402 thousand mainly consists of an increase in professional and legal fees of approximately $53 thousand, advertising expenses of $67 thousand, entertainment expenses of $31 thousand and depreciation expense of $17 thousand for the Second Quarter 2001.

Amortization of Negative Goodwill

Negative goodwill totaling approximately $14.8 million resulted from the acquisition of NewState Capital by NewState NY in December 1998 and Youngnam by NewState Capital in March 1999 and is being amortized over a 5 year period. The amount of amortization for the Second Quarter 2001 was $616 thousand.

Amortization of Goodwill

Goodwill totaling $899 thousand resulted from the acquisition of World Asset Co., Ltd. by NewState Capital in April 2001 and is being amortized over a 5 year period. The amount of amortization for the Second Quarter 2001 was $57 thousand.

Net Gains and Losses on Disposal of Securities Available-for-Sale

The Company realized a gain of $10,416 on disposition of securities available-for-sale of certain listed shares for the Second Quarter 2001.

The Company realized a loss of $108,786 on disposition of securities available-for-sale of certain listed shares for the Second Quarter 2001.

Gain on Valuation of Residual Interests

The Company recorded a gain on valuation of residual interests of $1,183 thousand in the Second Quarter 2001 related to retained interest valuation on the six MBS issuances (one during the year ended March 31, 2000, two during the year ended March 31, 2001, one in the First Quarter 2001 and two in the Second Quarter 2001). The valuation gain is mainly attributable to decreased interest payments due to senior mortgage-backed security holders payable by SPEs because of early principal repayments on certain senior certificates during the Second Quarter 2001.

Other expenses, net

The Company’s other gains of $59 thousand consist mainly of prepayment fees received from borrowers mortgage low amounting to $56 thousand.

The Company’s other expenses of $121 thousand consist mainly of refunds of $100 thousand to borrowers of interest payments received due to incorrect interest rates used by Newstate Capital.

Net Income

The Company recorded a net loss of $1,061 thousand for the Second Quarter 2001 compared to a net loss of $139 thousand for the Second Quarter 2000. The increase in net loss was primarily attributable to a decrease in net interest income and an increase in salaries and general and administration expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2000

Interest Income

Interest income decreased by $1,781 thousand or approximately 56.4% from $3,157 thousand for the six months ended September 30, 2000 (“the First Half 2000”) to $1,376 thousand for the six months ended September 30, 2001 (“the First Half 2001”).

Interest income on loans decreased by approximately $1,326 thousand from $2,330 thousand in First Half 2000 to $1,003 thousand in the First Half 2001 mainly due to a decrease in the average mortgage loan balance from $29,226 thousand for the First Half 2000 to $7,105 thousand for the First Half 2001. The decrease in interest income on loans was due to a decrease in average outstanding loan balance from the Interim 2000 to the Interim 2001. The decrease in the average mortgage loan balance reflects prepayments and the transfer of mortgage loans to special purpose entities for MBS issuance.

Interest income on bank deposits decreased to $373 thousand in the First Half 2001 from $828 thousand in the First Half 2000 due to a lower average cash balance in the First Half 2001 than in the First Half 2000. Funds from cash and bank deposits were used to retire short-term borrowings and to originate mortgage loans.

Interest Expense

Interest expense increased by $565 thousand or approximately 20.12% from $2,811 thousand in the First Half 2000 to $3,376 thousand in the First Half 2001 due to a higher average loan payable balance and increase in average interest rate on loans payable of 0.33%. The average loan payable balance increased from $46,479 thousand for the First Half 2000 to $54,272 thousand in the First Half 2001. The Company pursued additional borrowings, the total amount of $18.9 million, in the First Half 2001.

Net Interest Loss

The Company incurred a net interest loss of $2,000 thousand in the First Half 2001, compared to a net interest income of $346 thousand in the First Half 2000. This was due primarily to a substantial excess of average aggregate interest bearing liabilities ($54,272 thousand) compared to interest bearing assets ($7,105 thousand) and increased competition that caused loan rates to decline below the Company’s average borrowing cost.

Reversal of Provision for Loan Losses

Reversal of provision for loan losses amounted to $300,575 in the First Half 2001 while the provision for loan losses amounted to $513,219 in the First Half 2000. The reversal of provision for loan losses is mainly due to receipt of loan payments on mortgage loans with allowance for loan losses.

Gain on Sales of Loans

The Company sold mortgage loans with an aggregate principal value of $22.5 million to special purpose entities (SPE) during the First Half 2001. The loans were securitized in May 2001 and September 2001. In connection with these transactions NewState Capital recognized gains on sale of loans amounting to $418 thousand. The Company retained the residual interests in securitizations amounting to $4.8 million.

Total Operating Expenses

Total operating expenses were $3.5 million in the First Half 2001, up from $2.56 million in the First Half 2000. The increase during the First Half 2001 was primarily attributed to increases in salaries, employee benefits, and general and administrative expenses in line with the Company’s effort to expand its business.

Salaries and Related Expenses

Salaries and related expenses increased 18.27% in the First Half 2001 to $1,165,183 from $985,189 in the First Half 2000 due to both increases in the average number of employees and increases in annual salaries. The Company appointed a new director and raised the average annual salaries for its employees. Average full time equivalents (FTE’s) were 56 in the First Half 2001 compared to 42 in the First Half 2000.

In addition, sales commissions of $222 thousand and $51 thousand were paid to sales agents based on their results of new loan originations during the First Half 2001 and 2000, respectively, and are included in general and administrative expenses in the statements of operations.

General and Administration

General and administration expense for the First Half 2001 increased to $2,194 thousand from $1,437 for the First Half 2000. This was primarily due to an increase in professional and legal fees of approximately $190 thousand and in advertising of $59 thousand and depreciation expenses of $60 thousand from the First Half 2000 to the First Half 2001.

Amortization of Negative Goodwill

Negative goodwill totaling approximately $14.8 million resulted from the acquisition of NewState Capital by NewState NY in December 1998 and Youngnam by NewState Capital in March 1999 and is being amortized over a 5 year period. The amount of amortization for the First Half 2001 was $1,227 thousand.

Amortization of Goodwill

Negative goodwill totaling $899 thousand resulted from the acquisition of World Asset Co., Ltd by NewState Capital in April 2001 and is being amortized over a 5 year period. The amount of amortization for the First Half 2001 was $102 thousand.

Net Loss on Disposal of Securities Available for Sale

The Company realized a gain of $24 thousand on disposition of securities available-for-sale on sale of certain equity shares.

The Company realized a loss of $131 thousand on disposition of securities available-for-sale during the First Half 2001.

Gain on Valuation of Residual Interests

The Company recorded a gain on valuation of residual interests of $714 thousand in the First Half 2001 related to retained interests on MBS issuances (one in Fiscal 1999 and two in Fiscal 2000 and two in the First Half 2001). The gain is mainly attributable to decreased interest payments due to senior mortgage backed security holders payable by SPEs because of early principal repayments on certain senior certificates during the First Half 2001.

Other gain, net

The Company’s other gains of $115 thousand consist mainly of prepayment fees received from mortgage loan borrowers amounting to $107 thousand.

The Company’s other expenses of $273 thousand consist mainly of refunds of $169 thousand to borrowers of interest payments received due to incorrect interest rates used by Newstate Capital.

The Company’s other expenses, net was $158 in the First Half 2001 compared to $165 in the First Half 2000.

Net Income

The Company recorded a net loss of $2,903 thousand or $0.25 per share for the First Half 2001 compared to a net loss of $138 thousand or $0.01 per share for the First Half 2000. The increase in net loss was primarily attributable to a decrease in net interest income and increase in salaries, general and administration expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had unrestricted cash and cash equivalents and interest-bearing deposits totaling $7.1 million compared to $15.2 million at September 30, 2000. For the six months ended September 30, 2001, cash used in operating activities of $11.7 million was primarily due to (i) the net loss of $2,903 thousand, (ii) minority interest in loss of $310 thousand, (iii) depreciation and amortization of $449 thousand, (iv) amortization of negative goodwill of $1,227 thousand, (v) reversal provision for loan losses of $301 thousand, (vi) gain on valuation of subordinated certificates of $714 thousand, (vii) gain on disposal of loans held for sale of $425 thousand, (viii) increase in accrued expenses and other liabilities of $376 thousand, and (ix) increase in accrued interest receivable and other assets of $6,891 thousand.

Cash used in investing activities of $14.7 million was primarily due to (i) proceeds from sales of loans held for sale of $18,386 thousand, (ii) decrease in loans held for investment of $2,718 thousand, (iii) increase in loans held for sale of $28,430 thousand, (iv) decrease in interest bearing deposits with bank $718 thousand, (v) proceed from sale of available for sale securities $1,174 thousand, (vi) purchase of securities available for sale of $4,946 thousand, (vii) purchase of interest in subsidiary of $1,929 thousand, and (viii) acquisition of premises and equipment of $909 thousand.

Cash provided by financing activities of $20.0 million was primarily due to (i) a increase in short-term borrowings, net of $18,931 thousand, (ii) proceeds from issuance of long-term debt of $3,691 thousand, and (iii) payments on long-term borrowings of $2,701 thousand.

The Company has borrowings of $57.3 million that come due during the next twelve months that will need to be rolled over or refinanced. The Company also has a serious negative operating cash flow condition primarily due to its substantial debts, and will require additional funds to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to secure additional funds by issuing corporate bonds, pledging assets for bank borrowings, and issuing mortgage-back securities. The Company may also issue additional equity or convertible debt securities, if required, which may result in additional dilution in ownership of the stockholders of the Company’s common stock. There can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if available at all.

PART II.	Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEWSTATE HOLDINGS, INC.

ERNEST B. KIM
By:_________________________________
Ernest B. Kim, Chairman, President and Chief Executive Officer